Form 10-Q
period 1999-06-30
AMERICAN NATIONAL CAN GROUP INC
filed 1999-08-20
CIK 1084304

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ------------------------------

                                    FORM 10-Q

(Mark One)
[ X ] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
      Exchange Act of 1934 For the quarterly period ended June 30, 1999

                                       or

[   ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
      Exchange Act of 1934 For the transition period from _________ to
      _________

                         -----------------------------


                         Commission file number 1-15163


                        AMERICAN NATIONAL CAN GROUP, INC.
             (Exact name of Registrant as specified in its charter)


               Delaware                                 36-4287015
 (State or Other Jurisdiction of                   (I.R.S. Employer
  Incorporation or Organization)                  Identification No.)



                8770 W. Bryn Mawr Avenue, Chicago, Illinois 60631
                    (Address of principal executive offices)


       Registrant's telephone number, including area code: (773) 399-3000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [ ] - No [ X ]


 The number of shares outstanding of the registrant's common stock as of August 20, 1999 was 55,000,000





===============================================================================

                        AMERICAN NATIONAL CAN GROUP, INC.
                                      INDEX



PART I:  FINANCIAL INFORMATION                                             Page
                                                                           ----
Item 1.  Combined Financial Statements

         Combined Statements of Income (unaudited) for the six months ended June 30, 1999 and 1998 and the three months ended June 30, 1999
         and 1998........................................................     3

         Pro Forma Combined Balance Sheet (unaudited) at June 30, 1999 and Combined Balance Sheets at June 30, 1999 (unaudited) and at
         December 31, 1998................................................    4

         Condensed Combined Statements of Cash Flows (unaudited) for the six
         months ended June 30, 1999 and 1998 .............................    5

         Combined Statement of Changes in Owner's Equity for the six months
         ended June 30, 1999 (unaudited)..................................    6

         Notes to Combined Financial Statements (unaudited)...............    7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ...........................................   12


Signature ................................................................   17

                        American National Can Group, Inc.
                          Combined Statements of Income

            (In thousands of U.S. dollars, except per share amounts)
                                   (Unaudited)

                                                    THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                    ---------------------------     -------------------------
                                                       1999             1998         1999              1998
                                                       ----             ----         ----              ----
Net sales ....................................    $   657,124     $   712,171     $ 1,187,766      $ 1,254,729
Cost of goods sold (excluding depreciation) ..        515,272         566,476         947,540        1,013,935
Selling, general and administrative expense ..         30,551          40,580          61,758           72,160
Research and development expense .............          3,170           4,405           6,733            8,057
Depreciation and amortization ................         19,515          19,187          40,501           39,514
Goodwill amortization ........................         10,199          10,259          20,400           20,517
Restructuring charge (credit) and writedown of
    property and equipment ...................         (1,132)         (4,818)         (1,132)          (4,664)
                                                  -----------     -----------     -----------      -----------
OPERATING INCOME  FROM CONTINUING  OPERATIONS          79,549          76,082         111,966          105,210

Interest expense .............................         16,616          16,296          31,934           35,622
Interest income and other financial income
    (expense), net ...........................          2,401           3,402          10,557            5,172
                                                  -----------     -----------     -----------      -----------
INCOME FROM CONTINUING OPERATIONS BEFORE
    INCOME TAXES,  EQUITY  EARNINGS, MINORITY
    INTEREST AND CUMULATIVE EFFECT OF
    ACCOUNTING CHANGE.........................         65,334          63,188          90,589           74,760

Income tax expense ...........................         27,871          26,008          38,645           30,770
                                                  -----------     -----------     -----------      -----------
INCOME FROM CONTINUING OPERATIONS BEFORE
    EQUITY EARNINGS, MINORITY INTEREST AND
    CUMULATIVE EFFECT OF ACCOUNTING CHANGE ...         37,463          37,180          51,944           43,990

Equity in net earnings (loss) of affiliates ..          1,526             468           3,502             (797)
Minority interest ............................         (1,031)         (1,761)         (1,501)          (2,341)
                                                  -----------     -----------     -----------      -----------
INCOME FROM CONTINUING OPERATIONS BEFORE
    CUMULATIVE EFFECT OF ACCOUNTING CHANGE ...         37,958          35,887          53,945           40,852

Income  (loss) from  discontinued  operations,
    net of tax expense  of $2,071, $4,297,
    $3,380 and $7,529 ........................          1,737             777           2,835             (124)
Cumulative  effect of accounting  change,  net
    of tax benefit of $1,381 .................             --              --              --           (2,566)
                                                  -----------     -----------     -----------      -----------
NET INCOME ...................................    $    39,695     $    36,664     $    56,780      $    38,162
                                                  ===========     ===========     ===========      ===========
EARNINGS PER SHARE
Income from continuing operations before
    cumulative effect of accounting change ...    $      0.69     $      0.65     $      0.98      $      0.74
Income (loss) from discontinued operations ...           0.03            0.02            0.05             0.00
Cumulative effect of accounting change                     --              --              --            (0.05)
                                                  -----------     -----------     -----------      -----------
NET INCOME ...................................    $      0.72     $      0.67     $      1.03      $      0.69
                                                  ===========     ===========     ===========      ===========
Weighted average shares  outstanding (in
thousands) ...................................         55,000          55,000          55,000           55,000
                                                  ===========     ===========      ===========     ===========


                 See notes to the Combined Financial Statements.

                       American National Can Group, Inc.
                            Combined Balance Sheets

                         (In thousands of U.S. dollars)

                                               JUNE 30, 1999
                                                 PRO FORMA      JUNE 30, 1999   DECEMBER 31, 1998
                                               -------------    -------------   -----------------
                                                (Unaudited)      (Unaudited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents...................... $  204,034      $  256,052        $  170,549
Accounts receivable............................    198,569         198,569           138,312
Other receivables and prepaid expenses.........     26,810          26,810            42,232
Inventories....................................    208,075         208,075           236,340
Net current assets of discontinued operations..          -          63,708            46,454
Deferred income taxes..........................    101,892         101,892           109,713
                                                ----------      ----------        ----------
TOTAL CURRENT ASSETS...........................    739,380         855,106           743,600

Property, plant and equipment, net.............    799,546         799,546           836,064
Goodwill, net..................................  1,203,796       1,203,796         1,224,348
Investments in equity affiliates...............    111,692         111,692           112,541
Pension asset..................................    229,704         229,704           212,531
Net noncurrent assets of discontinued operations         -         515,928           536,397
Deferred income taxes..........................    168,196         192,543           193,168
Other long-term assets.........................     95,328          86,328            68,568
                                                ----------      ----------        ----------

TOTAL ASSETS................................... $3,347,642      $3,994,643        $3,927,217
                                                ==========      ==========        ==========

LIABILITIES AND OWNER'S EQUITY:
CURRENT LIABILITIES
Accounts payable-- trade....................... $  260,496      $  260,496        $  241,215
Other payables and accrued liabilities.........    326,115         326,115           342,509
Current portion of long-term debt..............      1,095           5,679             6,704
Short-term financing:
    External...................................    469,080          69,080            20,258
    Related party..............................          -         767,397           659,783
                                                ----------      ----------        ----------
TOTAL CURRENT LIABILITIES......................  1,056,786       1,428,767         1,270,469

Deferred income taxes..........................     54,164          54,164            59,900
Postretirement benefit obligations.............    306,266         306,266           309,004
Other long-term liabilities....................    149,480         149,480           169,828
Long-term debt:
    External...................................    653,719         200,565           259,921
    Related party..............................          -         280,931           291,277
                                                ----------      ----------       -----------
TOTAL LIABILITIES..............................  2,220,415       2,420,173         2,360,399
                                                ----------      ----------       -----------

Minority interests.............................     25,255          25,255            28,530

Commitments and contingencies..................

Owner's equity.................................  1,185,957       1,639,347         1,603,367
Accumulated other comprehensive loss...........    (83,985)        (90,132)          (65,079)
                                                ----------      ----------        ----------
TOTAL EQUITY...................................  1,101,972       1,549,215         1,538,288
                                                ----------      ----------        ----------

TOTAL LIABILITIES AND EQUITY................... $3,347,642      $3,994,643        $3,927,217
                                                ==========      ==========        ==========

                 See notes to the Combined Financial Statements.

                        American National Can Group, Inc.
                  Condensed Combined Statements of Cash Flows
                         (In thousands of U.S. dollars)
                                   (Unaudited)

                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                    -------------------------
                                                                                     1999               1998
                                                                                     ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income from continuing operations before cumulative effect of
     accounting change..................................................            $  53,945       $  40,852
   Minority interests...................................................                1,501           2,341
   Equity in net (earnings) loss of affiliates..........................               (3,502)            797
   Depreciation and amortization........................................               60,901          60,031
   Restructuring charge (credit) and write down of property, plant
     and equipment......................................................               (1,132)         (4,664)
   Provision for deferred income taxes..................................               16,006          16,143
   Other non-cash (income) expense, net.................................              (17,126)        (14,843)
   Changes in assets and liabilities exclusive of effects from
     divestitures and translation adjustments...........................              (65,010)        (58,854)
                                                                                    ---------       ---------
Net cash provided by operating activities of continuing operations......               45,583          41,803
Net cash provided by operating activities of discontinued operations....               28,054          27,294
                                                                                    ---------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES...............................               73,637          69,097


CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment...........................              (27,902)        (25,962)
   Proceeds from sale of joint venture .................................                9,000               -
   Proceeds from sales of property, plant and equipment.................                1,660           3,388
                                                                                    ---------         -------
Net cash used in investing activities of continuing operations..........              (17,242)        (22,574)
Net cash used in investing activities of discontinued operations........              (60,749)        (48,124)
                                                                                    ---------         -------
NET CASH USED IN INVESTING ACTIVITIES...................................              (77,991)        (70,698)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Additions to long-term debt..........................................                    -          41,575
   Payments on long-term debt...........................................              (67,521)       (589,683)
   Net increase in short-term financing.................................              158,501         106,826
   Proceeds from issuance of stock by subsidiary companies to Pechiney..                    -         883,100
   Capital contributions from Pechiney..................................                  282               -
   Dividends paid:
       To parent company................................................              (21,082)       (419,721)
       To minority interests in subsidiaries............................               (4,775)         (3,513)
                                                                                   ----------        --------
Net cash provided by financing activities of continuing operations .....               65,405          18,584
Net cash provided by (used  in) financing activities of discontinued
   operations ..........................................................               37,118          (2,099)
                                                                                   ----------        --------
NET CASH PROVIDED BY FINANCING ACTIVITIES...............................              102,523          16,485


NET EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH .....................              (12,588)              -
                                                                                   ----------        --------


NET INCREASE IN CASH AND CASH EQUIVALENTS...............................               85,581          14,884
Change in cash and cash equivalents of discontinued operations..........                  (78)         (2,909)
                                                                                   ----------        --------
Net increase in cash and cash equivalents of continuing operations......               85,503          11,975
Cash and cash equivalents at beginning of period .......................              170,549         105,835
                                                                                   ----------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIO...............................           $  256,052        $117,810
                                                                                   ==========        ========

                 See notes to the Combined Financial Statements.

                        American National Can Group, Inc.
                 Combined Statement of Changes in Owner's Equity

                         (In thousands of U.S. dollars)


                                                                      ACCUMULATED
                                                                         OTHER
                                                      OWNER'S        COMPREHENSIVE    COMPREHENSIVE
                                                       EQUITY           INCOME           INCOME             TOTAL
                                                    -----------     ---------------   -------------      -----------
Balance at December 31, 1998......................  $ 1,603,367     $    (65,079)                        $ 1,538,288

Net income........................................       56,780                       $      56,780           56,780

Changes in accumulated other comprehensive income:
     Foreign currency translation adjustment,
        net of tax of ($14,550)...................                       (33,060)           (33,060)         (33,060)
     Minimum pension liability adjustment,
        net of tax of $5,232......................                         8,007              8,007            8,007
                                                                                      -------------
Comprehensive income..............................                                    $      31,727
                                                                                      =============

Dividends paid to Pechiney........................      (21,082)                                             (21,082)
Capital contribution from Pechiney................          282                                                  282
                                                    -----------     ------------                         -----------

Balance at June 30, 1999 (unaudited)..............  $ 1,639,347     $    (90,132)                        $ 1,549,215
                                                    ===========     ============                         ===========

    Accumulated other comprehensive income items comprise cumulative translation adjustments of $47,455 and $80,515 and minimum pension liability adjustments of $17,624 and $9,617 at December 31, 1998, and June 30, 1999, respectively. Such amounts are net of tax aggregating $24,387 and $33,705 at those dates, respectively. The net amounts for minimum pension liability adjustments referred to above include $4,265 and $3,953 applicable to the discontinued plastics business.

                 See notes to the Combined Financial Statements.

                        American National Can Group, Inc.
                     Notes to Combined Financial Statements

                         (In thousands of U.S. dollars)
                                   (Unaudited)

NOTE 1:  REPORTING STRUCTURE

     American National Can Group, Inc. (the "Company" or "ANC") consists of the former worldwide beverage can business of Pechiney. The Company was formed through a series of transactions (the "Reorganization") completed immediately prior to the initial public offering (the "Offering" or the "IPO") by Pechiney of a 54.5% ownership interest in the Company. Operations of the Company prior to the Reorganization were conducted by (a) Pechiney North America, Inc. ("PNA") (a wholly owned subsidiary of Pechiney), through its 90% owned subsidiary (Pechiney owns directly the remaining 10%), American National Can Company ("ANCC") and ANCC's various European (in which Pechiney held a minority interest) and Asian subsidiaries, and (b) Pechiney through its subsidiaries in Turkey (65% owned), France (100% owned) and Brazil (100% owned) and joint ventures in Mexico and Korea. ANCC also owned and operated a plastics packaging business.

     The Reorganization consisted of:

         The payment of dividends aggregating $100,242 to Pechiney by certain of Pechiney's European beverage can subsidiaries prior to completion of the Offering.

         Transfer by Pechiney of (a) PNA, (b) its minority interests in the ANCC European subsidiaries and (c) its subsidiaries in Turkey, France and Brazil and investment in joint ventures to the Company.

         Transfer by ANCC of its plastics business along with approximately $260,000 of related party debt to Pechiney Plastic Packaging, Inc. ("PPPI") and transfer of the stock of PPPI to Pechiney in exchange for Pechiney's 10% interest in ANCC.

     Accordingly, the accompanying combined financial statements include the accounts of PNA, ANCC and the entities transferred by Pechiney for the periods presented. The former plastics operations of ANCC have been presented as discontinued operations in the accompanying combined financial statements. As a consequence, in the combined balance sheets at December 31, 1998 and June 30, 1999, the amounts of the net current and net non-current assets and liabilities of the plastics operations have been aggregated and presented as single-line items. In the combined statements of income and of cash flows for all periods presented, the operating results and cash flows of the plastics business have been presented separately as single-line items. Net sales for the plastics business was $218,103 and $210,026 for the second quarters ended June 30, 1999 and 1998, respectively, and $427,979 and $415,629 for the six month periods ended June 30, 1999 and 1998, respectively.

     In the opinion of management, the accompanying unaudited condensed combined financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1999 and the results of its operations for the three month and six month periods ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998. All adjustments reflected in the accompanying unaudited condensed combined financial statements are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. The unaudited condensed combined financial statements should be read in conjunction with the combined financial statements and the related notes included in the Company's Form S-1 Registration Statement as amended as of August 2, 1999.

     On August 2, 1999, Pechiney completed the IPO. Earnings per share have been calculated by dividing net income by average shares outstanding after the Offering of 55,000,000. Diluted earnings per share have not been presented in the combined financial statements as ANC does not have dilutive potential common shares outstanding.

NOTE 2:  PRO FORMA BALANCE SHEET

     The unaudited pro forma combined balance sheet as of June 30, 1999 has been prepared from the combined financial statements. This information reflects adjustments for the following transactions:

     -   the reorganization of ANC
     - the agreement by PPPI to reimburse the Company on an after-tax basis for any payments made with respect to the Viskase proceedings, together with Pechiney's guarantee of this obligation
     - the payment of dividends totaling $100,242 to Pechiney by a number of its beverage can subsidiaries prior to this Offering
     - the transfer to PPPI of $260,000 of short-term and long-term debt owed to Pechiney
     - a new third party credit facility providing for borrowings of up to $1,300,000
     -   the prepayment of existing privately placed notes in the amount of
         $228,000
     - the repayment of $792,912 of short-term and long-term debt owed to Pechiney and subsequent borrowing of third-party debt
     - the use of net operating loss carryforwards related to the taxable gain on the sale to another Pechiney subsidiary of plastic packaging technology with a value of $64,500, using an effective tax rate of 39.6%.

     For purposes of the pro forma combined balance sheet, these transactions are assumed to have occurred on June 30, 1999. Management believes that the assumptions used to prepare the pro forma combined balance sheet are reasonable under the circumstances. The pro forma combined balance sheet does not necessarily reflect what our financial position would have been if the transactions had been completed as of the date indicated, nor does it give effect to any events other than those transactions. The pro forma combined balance sheet may not be indicative of our future operating results or financial position.

     The pro forma combined balance sheet should be read in conjunction with the combined financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


NOTE 3:  COMPREHENSIVE INCOME

     Comprehensive income for the three months ended June 30, 1999 and 1998 and the six months ended June 30, 1999 and 1998 consisted of the following:

                                                   Three Months Ended June 30,             Six Months Ended June 30,
                                                   ----------------------------            -------------------------
                                                     1999               1998                1999               1998
                                                   ---------         -----------         -----------         ---------
Net income                                         $  39,695         $    36,664         $    56,780         $  38,162
Other comprehensive income:
   Foreign currency translation adjustment           (13,692)              4,625             (47,610)              (76)
   Foreign currency translation adjustment
      tax effect                                       5,807                 391              14,550               391
                                                   ---------         -----------         -----------         ---------
   Foreign currency translation, net of tax           (7,885)              5,016             (33,060)              315
                                                   ---------         -----------         -----------         ---------
   Minimum pension liability adjustment               13,239               2,632              13,239             2,632
   Minimum pension liability adjustment
       tax effect                                     (5,232)             (1,040)             (5,232)           (1,040)
                                                   ---------         -----------         -----------         ---------
   Minimum pension liability, net of tax               8,007               1,592               8,007             1,592
                                                   ---------         -----------         -----------         ---------
Comprehensive income                               $  39,817         $    43,272         $    31,727         $  40,069
                                                   =========         ===========         ===========         =========

NOTE 4:  INVENTORIES

    Inventories consisted of the following:

                                                           JUNE 30, 1999          DECEMBER 31, 1998
                                                           -------------          -----------------
                            Raw materials.........        $       46,520           $       36,244
                            Spare parts...........                39,476                   40,065
                            Work-in-process.......                 1,404                    1,974
                            Finished goods........               120,675                  158,057
                                                          --------------           --------------
                                                          $      208,075           $      236,340
                                                          ==============           ==============



NOTE 5:  RESTRUCTURING

    The activity in the restructuring reserve for continuing operations for the three months ended March 31, 1999 and June 30, 1999 was as follows:

                               EMPLOYEE                                          EQUIPMENT
                              TERMINATION                                        DISMANTLE
                                  AND         LEASE    ENVIRONMENTAL                AND      OTHER    NON-CASH
                               SEVERANCE   TERMINATION  TESTING AND   FACILITY    DISPOSAL   EXIT       ASSET
                               PROGRAMS       COST      REMEDIATION     COSTS      COSTS     COSTS   WRITEDOWNS   TOTAL
                             ------------  ----------- -------------  --------   ---------   -----   ----------  -------
Balance at December 31, 1998 $   35,437   $  13,349    $   5,200     $ 16,864   $   2,140   $ 1,209  $        -  $  74,199
Cash payments                    (4,649)          -            -         (500)          -         -           -     (5,149)
Non-cash utilized                   (29)          -            -            -           -         -           -        (29)
                             ----------     -------   ----------     --------   ---------   -------   ---------  ---------
Balance at March 31, 1999        30,759      13,349        5,200       16,364       2,140     1,209           -     69,021
Charge to income                  2,710           -            -        1,216           -         -         280      4,206
Credit to income                   (635)     (1,008)           -       (3,106)       (174)        -        (415)    (5,338)
                             ----------   ----------  ----------     ---------  ----------  -------  ----------- ----------
    Net charge (credit)           2,075      (1,008)           -       (1,890)       (174)        -        (135)    (1,132)
                             ----------   ---------   ----------     --------   ----------  -------  ----------- ----------
Cash payments                    (4,660)          -            -         (429)         (1)        -           -     (5,090)
Non-cash utilized                    32           -       (5,200)           -           -         -         135     (5,033)
                             ----------   ---------   ----------     --------   ---------   -------  ----------  ----------
Balance at June 30, 1999     $   28,206   $  12,341   $        -     $ 14,045   $   1,965   $ 1,209  $        -  $  57,766
                             ==========   =========   ==========     ========   =========   =======  ==========  =========

     The non-cash activity in environmental testing and remediation reflects the balance sheet reclassification between this restructuring reserve and the Company's environmental reserve included in other long-term liabilities.

    ANC has segregated the restructuring activities into three separate programs: (1) the pre-1996 program, (2) the 1996-1997 program and (3) the 1998 program.

    A summary of the activity in the reserve relating to the pre-1996 program is as follows:

                              EMPLOYEE                                  EQUIPMENT
                             TERMINATION                                DISMANTLE
                                 AND      ENVIRONMENTAL                    AND                     NON-CASH
                              SEVERANCE    TESTING AND     FACILITY     DISPOSAL    OTHER EXIT       ASSET
                              PROGRAMS     REMEDIATION      COSTS         COSTS        COSTS       WRITEDOWN   TOTAL
                             ----------   -------------    --------     ---------   ----------    ----------- -------
Balance at December 31, 1998 $       53   $    2,000     $  1,979      $      174   $  1,209     $       -   $   5,415
Cash payments                         -            -         (139)              -          -             -        (139)
                             ----------   ----------     --------      ----------   --------     ---------   ---------
Balance at March 31, 1999            53        2,000        1,840             174      1,209             -       5,276
Charge to income                      -            -          200               -          -             -         200
Credit to income                    (56)           -         (495)           (174)         -          (415)     (1,140)
                             ----------   ----------     --------      ----------   --------     ---------   ---------
    Net charge (credit)             (56)           -         (295)           (174)         -          (415)       (940)
                             ----------   ----------     --------      ----------   --------     ---------   ---------
Cash payments                         -            -         (120)              -          -             -        (120)
Non-cash utilized                     -       (2,000)           -               -          -           415      (1,585)
                             ----------   ----------     --------      ----------   --------     ---------   ---------
Balance at June 30, 1999     $       (3)  $        -     $  1,425      $        -   $  1,209     $       -   $   2,631
                             ===========  ==========     ========      ==========   ========     =========   =========

    The charge for facility costs was based on a revised estimate of the costs to maintain the Danbury, CT facility that was closed in 1994. Facility costs will be incurred until the expected sale in 2000.

     The credit to income includes $415 of proceeds on the sale of the Zanesville, OH facility and a reduction in our expected costs at three other locations previously closed.

     A summary of the activity in the reserve relating to the 1996-1997 program is as follows:

                               EMPLOYEE                                           EQUIPMENT
                              TERMINATION                                         DISMANTLE
                                  AND         LEASE     ENVIRONMENTAL                AND        NON-CASH
                               SEVERANCE   TERMINATION   TESTING AND    FACILITY  DISPOSAL        ASSET
                               PROGRAMS        COST      REMEDIATION     COSTS      COSTS      WRITEDOWNS   TOTAL
                             ------------  -----------  -------------   --------  ---------    ----------  -------
Balance at December 31, 1998 $   13,579   $   7,743    $    3,000      $ 11,701  $    1,001   $        -  $  37,024
Cash payments                    (1,860)          -             -          (361)          -            -     (2,221)
Non-cash utilized                   (29)          -             -             -           -            -        (29)
                             ----------   ---------    ----------      --------  ----------   ----------  ---------
Balance at March 31, 1999        11,690       7,743         3,000        11,340       1,001            -     34,774
Charge to income                     28           -             -         1,016           -            -      1,044
Credit to income                   (579)     (1,008)            -        (2,611)          -            -     (4,198)
                             ----------   ---------    ----------      --------  ----------   ----------  ---------
    Net charge (credit)            (551)     (1,008)            -        (1,595)          -            -     (3,154)
                             ----------   ---------    ----------      --------  ----------   ----------  ---------
Cash payments                    (1,165)          -             -          (309)         (1)           -     (1,475)
Non-cash utilized                    32           -        (3,000)            -           -            -     (2,968)
                             ----------   ---------    -----------     --------  ----------   ----------  ---------
Balance at June 30, 1999     $   10,006   $   6,735    $        -      $  9,436  $    1,000   $        -  $  27,177
                             ==========   =========    ==========      ========  ==========   ==========  =========

     The credit to income for employee termination and severance programs relates primarily to the excess employee benefit cost reserves of the Jacksonville, FL plant that was closed in the fourth quarter of 1996. Employee benefit costs include supplemental unemployment benefits that are paid for over a period of approximately two years after plant shutdown.

     The credit for lease termination costs related to leased equipment at a shutdown plant that has been put back into service at other ANC plants.

     The charge to income for facility costs relates primarily to a revised estimate of future sublease income on space at the corporate headquarters building that is not being used by ANC. The charge was calculated by comparing the estimated future rental costs related to the space not occupied by ANC as of June 30, 1999 less estimated future sublease rental income. The credit to income for facility costs related to a plant planned to be shutdown where we determined that our favorable lease position will enable us to generate proceeds to offset future facility costs.

    A summary of the activity in the reserve relating to the 1998 program is as follows:

                                  EMPLOYEE                                        EQUIPMENT
                                TERMINATION                                       DISMANTLE
                                    AND          LEASE     ENVIRONMENTAL             AND       NON-CASH
                                 SEVERANCE    TERMINATION   TESTING AND  FACILITY DISPOSAL      ASSET
                                  PROGRAMS       COST       REMEDIATION    COSTS    COSTS     WRITEDOWNS    TOTAL
                                -----------   -----------  ------------- -------- ---------  -----------  ---------
Balance at December 31, 1998   $  21,806     $   5,606    $      200     $ 3,184  $     965    $       -  $  31,761
Cash payments                     (2,789)            -             -           -          -            -     (2,789)
                               ---------     ---------    ----------     -------  ---------    ---------  ---------
Balance at March 31, 1999         19,017         5,606           200       3,184        965            -     28,972
Charge to income                   2,682             -             -           -          -          280      2,962
Cash payments                     (3,495)            -             -           -          -            -     (3,495)
Non-cash utilized                      -             -          (200)          -          -         (280)      (480)
                               ---------     ---------    ----------     -------  ---------   ----------  ---------
Balance at June 30, 1999       $  18,204     $   5,606    $        -     $ 3,184  $     965   $        -  $  27,959
                               =========     =========    ----------     =======  =========   ==========  =========

     The charge to income for employee termination and severance programs is for severance costs for approximately 20 additional plant, sales and administrative employees identified to be terminated during the quarter.

     The charge to income for non-cash asset write-downs represents the loss on the expected sale of the Bellwood, IL facility.

NOTE 6:  COMMITMENTS AND CONTINGENCIES

    In 1993, Viskase Corporation ("Viskase") brought a patent infringement lawsuit against ANCC alleging infringements related to patents held by Viskase, a unit of Envirodyne Industries, Inc., for heat shrinkable meat bags utilized in the plastics business. In November 1996, a federal court jury in Chicago, Illinois awarded Viskase $102,385 in damages and found willful infringement. Based on the facts and circumstances, ANCC recorded a charge to expense of $103,768 in 1996 which represented the amount of the damages awarded as well as certain out-of-pocket costs. This was recorded in discontinued operations in the combined statement of income and in other payables and accrued liabilities of the continuing business in the combined balance sheet. PPPI has agreed to indemnify ANC on a net of tax basis for any payments ANC may be required to make with respect to these proceedings. Pechiney has agreed to guarantee this obligation of PPPI. Future adjustments, if any, of the Viskase litigation reserve will be recorded as income (loss) from discontinued operations in the Company's combined financial statements. Future indemnification payments, if any, from PPPI related to the Viskase litigation will be recorded as a capital contribution in the Company's combined financial statements.

    In September 1997, the court granted ANCC's motion for a new trial on liability as to part of the case and ordered a new trial on damages. In August 1998, the trial judge granted Viskase's motion for summary judgment on the doctrine of equivalents. Viskase moved for the damage award to be reinstated, and ANCC opposed that motion. On May 10, 1999, the court granted reinstatement of the jury damage award in the Viskase litigation. On July 1, 1999, the court entered a judgment in favor of Viskase in the amount of $164,926, which includes the $102,385 damages award, $36,881 of prejudgment interest and $25,660 of additional and enhanced damages. The Company intends to file a notice of appeal, and believes it has strong arguments on appeal. In addition, ANCC has requested the U.S. Patent and Trademark Office (known as the "PTO") to re-examine the claims of two of the patents that Viskase alleged ANCC infringed. In March 1999, a PTO Examiner issued an Office Action that re-examined and rejected claims of one of the two patents, but the Office Action is not final. Concerning the second patent, the PTO has also issued an Office Action rejecting the Viskase claims, but the PTO recently granted Viskase's petition to change the inventorship of the patent. Additional proceedings are ongoing. The Company continues to believe its existing reserve relating to these proceedings is adequate.

    In addition to the above matter, the Company and its subsidiaries are involved in various other legal and administrative proceedings which have arisen in the ordinary course of business. While any litigation contains an element of uncertainty, ANC believes that the outcome of such proceedings will not have a material adverse effect on ANC's combined financial position, or cash flows. The Viskase proceeding, if resolved in a manner different from the estimate, could have a material adverse effect on the results of discontinued operations in a future reporting period.


NOTE 7:  SUBSEQUENT EVENTS

     On July 28, 1999, the Company acquired the 35% minority interest in its Turkish subsidiary for $53,000 in cash consideration. This acquisition will be accounted for using the purchase method of accounting and 100% of the results of operations of Turkey will be included in the combined financial statements of ANC from the date of acquisition.

     The Company has accepted $1,300,000 in aggregate financing commitments from The First National Bank of Chicago, The Chase Manhattan Bank, ABN AMRO, N.V., Royal Bank of Canada and Banque Nationale de Paris, which was syndicated among additional lenders.

     The Company prepaid $228,000 of privately placed notes in July 1999. This prepayment required payment of a make-whole premium amounting to $3,018. The make-whole premium, net of tax, will be recorded as an extraordinary item in the third quarter of 1999.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

     This discussion and the information contained in the preceding notes to the financial statements include forward-looking statements based on our current expectations about future events. Our actual results could differ materially from those anticipated in the forward-looking statements. The forward-looking statements are affected by risks, uncertainties and assumptions about our business, including, among other things:

     -    our customers' financial condition
     -    the number of cans we will supply and the locations of our customers
     -    our ability to control costs
     - the terms upon which we will acquire aluminum and our ability to reflect those terms in can sales
     -    our reliance on third-party vendors for various services
     -    our debt levels and our ability to obtain financing and service debt
     -    competitive pressures in the beverage can business
     - the successful implementation of our strategy to create shareholder value through superior profitability and cash generation
     -    prevailing interest rates and currency exchange rates
     - the effect of any acquisitions, investments and divestitures on our results of operations and financial condition
     -    legal proceedings and regulatory matters
     - general economic conditions, particularly the strength of the economies in which we have operations
     -    risks and costs associated with the transition to the year 2000.

     We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed herein might not occur.


RESULTS OF OPERATIONS

     Sales of beverage cans are highest during the summer months. Therefore, sales for the second and third quarters of the year, which include the warmer months in North America and Europe, are higher than in the first and fourth quarters. In the past, significant changes in summer weather conditions have caused variations in demand for beverage cans and therefore in our net sales.

THREE MONTHS ENDED JUNE 30, 1999 AND 1998

     Net sales decreased by 7.7% to $657 million in the second quarter of 1999, compared with $712 million in the second quarter of 1998. This reduction was driven primarily by the pass-through of lower metal prices to customers, by volume decreases, particularly in the Americas, by price decreases in specific markets, and by exchange rate movements. Total unit sales decreased by 4.4% compared with the second quarter of 1998. In the United States, beer can sales volumes declined compared with the second quarter of 1998. Sales volumes in Brazil were significantly affected by the Brazilian economic situation, which also led to some price decreases. In Turkey, selling prices declined quarter on quarter, as pricing continued to move towards levels generally prevailing in Europe. Changes in foreign currency exchange rates, predominately in Europe, accounted for $9 million of the overall decrease in net sales.

     Cost of goods sold of $515 million in the second quarter of 1999 declined $51 million, or 9.0%, compared with cost of goods sold of $566 million for the second quarter of 1998 due primarily to the metal cost decreases. Cost of goods sold as a percentage of net sales also declined to 78.4% for the second quarter of 1999 compared with 79.5% for the comparable period last year.

     Operating income from continuing operations increased by $4 million to $80 million in the second quarter of 1999, compared with $76 million in the second quarter of 1998. The 1999 results include a $1 million recovery of previously recorded restructuring expense, compared to a $5 million recovery in the second quarter of 1998. Bad debt expense decreased to zero in the second quarter of 1999 from $9 million in the second quarter of 1998. Total depreciation and amortization, including goodwill amortization, remained stable at $30 million in both periods. Exchange rate changes adversely impacted operating income by $1 million compared with the second quarter of 1998.

     Income from continuing operations before cumulative effect of accounting changes increased to $38 million in the second quarter of 1999, compared with $36 million in the second quarter of 1998. Interest expense increased slightly to $17 million in the second quarter of 1999, compared with $16 million in the second quarter of 1998. On a pro forma basis, after accounting for adjustments to our corporate structure and debt for our reorganization, interest expense for the second quarter of 1999 would have been $19 million. Interest income and other financial income decreased to $2 million in the second quarter of 1999 from $3 million in the same period in 1998. On a pro forma basis, interest income and other financial income for the second quarter of 1999 would have amounted to $2 million. Income tax expense increased to $28 million from $26 million, reflecting an increase in our worldwide effective tax rate to 42.7% in the second quarter of 1999 from 41.2% in the second quarter of 1998.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

     Net sales for the first six months of 1999 decreased by 5.3% to $1,188 million compared with $1,255 million for the first six months of 1998. The lower sales resulted primarily from the pass-through of metal price decreases to customers. A decline in sales volume in the United States and Brazil and a $6 million unfavorable impact from European exchange rates also contributed to the sales decrease. Total beverage can sales decreased 1.2% compared to last year. Beer can sales volume in the United States was down while soft drink volume rose. The unsteady economic situation in Brazil resulted in a significant volume decline as well as lower selling prices. However, an increase in sales volume in Europe and Asia partially offset the overall volume declines in the Americas.

     Cost of goods sold of $948 million declined $66 million, or 6.5%, in the first half of 1999 compared with cost of goods sold of $1,014 million for the comparable period last year due primarily to lower metal costs. Cost of goods sold as a percentage of net sales declined to 79.8% for the first six months of 1999 compared with 80.8% for the first six months of 1998.

     Operating income from continuing operations improved to $112 million for the first six months of 1999 compared with $105 million for the first six months of 1998. Selling, general and administrative expenses declined by $10 million due primarily to a $9 million bad debt provision taken in the first half of 1998 with no provision taken in the first half of 1999. A restructuring credit of $1 million for the recovery of previously recorded expense in the first half of 1999 compares to a credit of $5 million in the same period last year. Total depreciation and amortization, including goodwill amortization, increased slightly to $61 million in the first six months of 1999 from $60 million for the first half of 1998. Exchange rate changes in Europe had an adverse impact of $1 million on first half 1999 operating income.

     Income from continuing operations before cumulative effect of accounting changes increased to $54 million in the first half of 1999 compared with $41 million in the same period a year ago. Interest expense declined to $32 million in the first six months of 1999 from $36 million in the first half of 1998. Interest expense on a pro forma basis, after accounting for adjustments to our corporate structure and debt for our reorganization, would have amounted to $36 million for the first half of 1999. Interest income and other financial income increased to $11 million in the first half of 1999 versus $5 million in the first half of 1998 due primarily to a $5 million gain recorded on the sale, effective March 31, 1999, of our 50% interest in the Container Recycling Alliance partnership, a glass recycling joint venture with Waste Management, Inc. Income tax expense amounted to $39 million in the first half of 1999 compared with $31 million for the first half of 1998. The effective tax rate was 42.7% for the first six months of 1999 compared with 41.2% for the first six months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents amounted to $256 million at June 30, 1999, an increase of $85 million compared with $171 million at December 31, 1998.

     Total debt increased by $86 million to $1,324 million at June 30, 1999 from $1,238 million at December 31, 1998. Total debt at June 30, 1999 consisted of $1,053 million of related party debt and $271 million of external debt. In June 1999 the Company accepted $1.3 billion in aggregate financing commitments from a consortium of banks which replace all of the debt agreements in effect prior to the effective date of the IPO and reorganization.

     On a pro forma basis, after accounting for adjustments to our corporate structure and debt for the reorganization, total debt at June 30, 1999 would have been $1,124 million.

     Total equity at June 30, 1999 for the combined operations was $1,549 million, an increase of $11 million compared with total equity of $1,538 million at December 31, 1998. Net income for the first six months of 1999 of $57 million was offset by dividends of $21 million and an increase in accumulated other comprehensive loss of $25 million. Total equity at June 30, 1999 on a pro forma basis, after accounting for adjustments to our corporate structure and debt for our reorganization, would have been $1,102 million.

     At December 31, 1998 our total debt to equity ratio was 0.80. At June 30, 1999 the total debt to equity ratio increased to 0.85 and would have been 1.02 on a pro forma basis. The increased borrowing levels at June 30, 1999 resulted in the unfavorable increase in the debt to equity ratio compared to year-end 1998.

     Net cash provided by operating activities of continuing operations totaled $46 million for the first six months of 1999 resulting from $54 million of income from continuing operations and $61 million of depreciation and amortization, offset by a $65 million change in other assets and liabilities, principally accounts receivable and $4 million of non-cash income.

     Net cash used in investing activities of continuing operations of $17 million for the first half of 1999 includes $28 million of capital expenditures offset by $9 million of proceeds from the sale of our 50% interest in the Container Recycling Alliance partnership and $2 million of proceeds on the sale of property, plant and equipment.

     Net cash provided by financing activities of continuing operations for the first six months of 1999 amounted to $65 million. The increase in total borrowings was offset by dividend payments of $21 million to Pechiney and $5 million to minority shareholders in Turkey.


LIQUIDITY AND CAPITAL RESOURCES FOLLOWING THE INITIAL PUBLIC OFFERING

     The Initial Public Offering affected the Company's existing debt financing in the following ways:

     -   A $500 million revolving credit facility was terminated and repaid.
     - The size of a receivables sale program was reduced to approximately $50 million and changes to its terms and conditions were negotiated.
     - $228 million of privately placed notes were repaid on July 20, 1999. This prepayment required payment of a make-whole premium amounting to $3 million.
     - In June, 1999 $1.3 billion in aggregate financing commitments was accepted from a syndicate of banks. The credit facility became effective upon closing of the initial public offering. It consists of a $650 million five-year revolving credit facility and a $650 million 364-day revolving credit facility.

We currently intend to declare and pay a quarterly cash dividend of $0.14 per share with respect to the third quarter of 1999. We also currently intend to pay to shareholders of record at that time a special dividend payment of $0.14 per share with respect to the second quarter of 1999.


YEAR 2000

     Many computerized systems and microprocessors, which are embedded in a variety of products that we use, may experience operational problems if they cannot handle the transition to the year 2000. We are currently completing a program designed to ensure that our internal software systems and installed electronics will function properly with respect to dates in the year 2000 and afterwards, and that our suppliers will be year 2000 compliant. This program has consisted of identifying potential risks and carrying out appropriate corrective action.

     Risk Analysis. The process of identifying risks covered all of our information processing and automated industrial control systems, computer-based management systems, communications networks and security and access control systems. In 1996, we initiated the identification of all systems at risk and the planning of appropriate corrective action.

     Corrective Action. Our corrective action program has covered internal systems, installed electronic components and supplier compliance.

     - We purchased new computer systems to replace our old mainframe systems that were not compliant and which could not be upgraded practicably. In 1998, we purchased and installed a new SAP R/3 financial software package in the United States. In 1999, we installed a new SAP purchasing package in the United States and new SAP financial software across Europe, except for England and Spain. Our operations in the United Kingdom and Spain upgraded their Oracle financial software to a compliant version. Finally, we are installing Paradigm ERP software to replace our production, customer services, distribution and sales invoicing systems worldwide. We expect to complete installation of this software by the end of October 1999. We have successfully tested these new systems in Europe for year 2000 compliance. However, we do not intend to conduct independent tests on the SAP or Paradigm systems in the United States. Our contract with Paradigm provides that the Paradigm system is year 2000 compliant. SAP has also given us assurances that the SAP system is year 2000 compliant.

     - We conducted an inventory of all ANC locations worldwide to identify all items that contained electronic components using embedded date or time codes. We then contacted the manufacturers of those components and sought written assurances of year 2000 compliance. We are testing all major components identified in the course of the inventory for year 2000 compliance, and we expect to complete this testing by the end of August 1999. Where items were identified as non-compliant, or where we received no response, we implemented corrective action consisting of reprogramming, removing or replacing the item. Non-compliant items represent less than 10% of the total items identified in the course of the inventory.

      - We have surveyed our major suppliers, including both hardware and software suppliers, and have sought assurances that their systems will be compliant. From the answers given, we believe that our major suppliers will generally be in compliance. We classify a supplier response as satisfactory only if the response provides a detailed analysis that supports a claim that the supplier is year 2000 compliant or will be by December 31, 1999. On the basis of the responses, we have classified 70% of our major suppliers as compliant or expected to be compliant by December 31, 1999. In 20% of the cases, we have not had a response or have not finished evaluating the response. In a further 10% of cases, we have classified the supplier as not compliant at this stage with no acceptable assurance of being in compliance by December 31, 1999. The level of compliance in emerging markets such as Brazil, Turkey and China is not as high as in North America and Europe. We are continuing our audit and repeating our requests for assurances in all cases where the response is missing or non-compliant. This process will continue through the end of 1999.

     Contingency Plans. We have developed contingency plans that specify back-up procedures in the event that internal or external products, processes, systems or services fail, particularly in cases where we are not able to establish timely compliance through our audits and surveys. We will continue to refine these plans through the end of 1999 as our audits and surveys continue.

     Expenditures. On the basis of currently available information, our budgeted spending on year 2000 issues will amount to approximately $3 million when all action is completed. Of this amount, we estimate that we had spent approximately $2 million as of June 30, 1999. We have financed this expenditure using cash generated from operations, and intend to finance the remaining year 2000 expenditure in the same way. These figures refer only to external costs related directly to year 2000 compliance issues, consisting of the cost of purchasing hardware, software and outside consultant support for installation. They do not include the cost of upgrading or replacing software and equipment, which were commissioned independently, such as SAP and Paradigm. We estimate that these separately commissioned costs will total approximately $18 million, of which we spent approximately $14 million as of June 30, 1999.

     Likely Effect on Our Business. In light of the foregoing, we do not currently anticipate that we will experience a significant disruption to our business as a result of the year 2000 issue. Our most likely risk is a temporary inability of suppliers to provide supplies of raw materials or of customers to pay on a timely basis, particularly in emerging markets. We believe that we have dedicated sufficient resources to deal with the year 2000 issue in a timely manner. However, our efforts are ongoing and will continue to evolve as new information becomes available. There is still uncertainty about the broader scope of the year 2000 issue as it may affect us and third parties, including our suppliers and customers. For example, lack of readiness by electrical and water utilities and other providers of general infrastructure could, in some geographic areas, pose significant impediments to our ability to carry on normal operations in those areas, including temporary plant closures or delays in receiving supplies or shipping beverage cans. This may particularly be the case in emerging markets. Accordingly, while we believe our actions should significantly lessen year 2000 risks, we are unable to eliminate these risks or to estimate their ultimate effect on our operating results.


SIGNIFICANT RECENTLY-ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be recognized as assets and liabilities and measured at fair value. Changes in the fair value of derivatives not qualifying as hedges are required to be reported in earnings. ANC will be required to adopt this standard in our financial statements for the year ending December 31, 2001. Management is in the process of evaluating the standard and has not yet determined the future impact on our financial statements.

                                   SIGNATURES
                                   ----------




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     American National Can Group, Inc.



     By /s/John G. LaBahn
        -----------------------------------------------
        John G. LaBahn
        Vice President, Controller and Chief Accounting Officer


     Date:  August 20, 1999