Form 10-Q
period 1999-09-30
AMERICAN NATIONAL CAN GROUP INC
filed 1999-11-10
CIK 1084304

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

(Mark One)
   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 For the quarterly period ended September 30, 1999

                                       or

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 For the transition period from _________ to
       _________

                          -----------------------------


                         COMMISSION FILE NUMBER 1-15163


                        AMERICAN NATIONAL CAN GROUP, INC.
             (Exact name of Registrant as specified in its charter)

            Delaware                                 36-4287015
  (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
   Incorporation or Organization)


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

                                Yes [X] - No [ ]


The number of shares outstanding of the registrant's common stock as of November 9, 1999 was 55,000,000


================================================================================

                        AMERICAN NATIONAL CAN GROUP, INC.
                                      INDEX


                                                                                                       Page
                                                                                                       ----
PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Statements of Income (unaudited) for the three months and the nine
         months ended September 30, 1999 and 1998 ..................................................    3

         Consolidated Balance Sheets at September 30, 1999 (unaudited) and at December 31, 1998 ....    4

         Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months
         ended September 30, 1999 and 1998 .........................................................    5

         Consolidated Statement of Changes in Equity for the nine months ended
         September 30, 1999 (unaudited) ............................................................    6

         Notes to the Consolidated Financial Statements (unaudited) ................................    7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations .....................................................................   14


PART II:  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ..........................................................   19


Signatures .........................................................................................   20

                          PART I: FINANCIAL INFORMATION


ITEM 1. Consolidated Financial Statements


                        American National Can Group, Inc.
                        Consolidated Statements of Income

            (In thousands of U.S. dollars, except per share amounts)
                                   (Unaudited)


                                                          THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                                          --------------------------------       ------------------------------
                                                               1999             1998                 1999            1998
                                                          --------------    --------------       -----------    ---------------
Net sales ................................................   $   613,427    $   672,823          $ 1,801,193    $ 1,927,552
Cost of goods sold (excluding depreciation) ..............       470,176        530,548            1,417,716      1,544,484
Selling, general and administrative expense ..............        26,386         30,429               88,144        102,590
Research and development expense .........................         3,124          3,723                9,858         11,780
Depreciation and amortization ............................        19,872         20,097               60,373         59,611
Goodwill amortization ....................................        10,347          9,980               30,747         30,496
Restructuring charge (credit) and writedown of
    property and equipment ...............................           812          2,052                 (320)        (2,612)
                                                             -----------    -----------          -----------    -----------
OPERATING INCOME  FROM CONTINUING  OPERATIONS ............        82,710         75,994              194,675        181,203

Interest expense .........................................        17,528         17,738               49,462         53,360
Interest income and other financial
    income, net ..........................................           579          2,538               11,136          7,710
                                                             -----------    -----------          -----------    -----------

INCOME FROM CONTINUING OPERATIONS BEFORE
    INCOME TAXES, EQUITY EARNINGS, MINORITY
    INTEREST, EXTRAORDINARY CHARGE AND CUMULATIVE
    EFFECT OF ACCOUNTING CHANGE ..........................        65,761         60,794              156,349        135,553


Income tax expense (benefit) .............................        28,054         (7,188)              66,698         23,581
                                                             -----------    -----------          -----------    -----------
INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY
    EARNINGS, MINORITY INTEREST, EXTRAORDINARY CHARGE
    AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE ...........        37,707         67,982               89,651        111,972


Equity in net earnings of affiliates .....................         2,302          2,523                5,804          1,726
Minority interest ........................................            19         (1,957)              (1,482)        (4,298)
                                                             -----------    -----------          -----------    -----------
INCOME FROM CONTINUING OPERATIONS BEFORE
    EXTRAORDINARY CHARGE AND CUMULATIVE
    EFFECT OF ACCOUNTING CHANGE ..........................        40,028         68,548               93,973        109,400

Income (loss) from discontinued operations,
    net of tax expense of $2,471, $3,984, $5,851
    and $11,513 ..........................................          (218)           553                2,617            429

Extraordinary charge, net of tax benefit of $982 .........        (1,823)          --                 (1,823)          --
Cumulative effect of accounting change, net
    of tax benefit of $1,382 .............................          --             --                   --           (2,566)
                                                             -----------    -----------          -----------    -----------

NET INCOME ...............................................   $    37,987    $    69,101          $    94,767    $   107,263
                                                             ===========    ===========          ===========    ===========

EARNINGS PER SHARE - BASIC AND ASSUMING DILUTION
Income from continuing operations before
    extraordinary charge and cumulative effect of
    accounting change ....................................   $      0.73    $      1.25          $      1.71    $      1.99
Income (loss) from discontinued operations ...............         (0.01)          0.01                 0.04           0.01
Extraordinary charge .....................................         (0.03)          --                  (0.03)          --
Cumulative effect of accounting change ...................          --             --                   --            (0.05)
                                                             -----------    -----------          -----------    -----------
NET INCOME ...............................................   $      0.69    $      1.26          $      1.72    $      1.95
                                                             ===========    ===========          ===========    ===========


Weighted average shares outstanding -
    basic (in thousands) .................................        55,000         55,000               55,000         55,000
                                                             ===========    ===========          ===========    ===========

Weighted average shares outstanding -
    assuming dilution (in thousands) .....................        55,122         55,000               55,041         55,000
                                                             ===========    ===========          ===========    ===========

Dividends declared per share .............................   $      0.28    $      --            $      0.28    $      --
                                                             ===========    ===========          ===========    ===========


               See notes to the Consolidated Financial Statements.

                        American National Can Group, Inc.
                           Consolidated Balance Sheets

              (In thousands of U.S. dollars, except share amounts)


                                                      SEPTEMBER 30, 1999      DECEMBER 31, 1998
                                                      ------------------      -----------------
                                                       (Unaudited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents ...........................   $   163,416              $   170,549
Accounts receivable .................................       201,938                  138,312
Other receivables and prepaid expenses ..............        43,776                   42,232
Inventories .........................................       204,899                  236,340
Net current assets of discontinued operations .......          --                     46,454
Deferred income taxes ...............................       103,132                  109,713
                                                        -----------              -----------
TOTAL CURRENT ASSETS ................................       717,161                  743,600

Property, plant and equipment, net ..................       793,941                  836,064
Goodwill, net .......................................     1,228,451                1,224,348
Investments in equity affiliates ....................       110,817                  112,541
Pension asset .......................................       243,874                  212,531
Net noncurrent assets of discontinued operations ....          --                    536,397
Deferred income taxes ...............................       167,885                  193,168
Other long-term assets ..............................       113,377                   68,568
                                                        -----------              -----------

TOTAL ASSETS ........................................   $ 3,375,506              $ 3,927,217
                                                        ===========              ===========


LIABILITIES AND EQUITY:
CURRENT LIABILITIES
Accounts payable -- trade ............................  $   241,993              $   241,215
Other payables and accrued liabilities ..............       369,923                  342,509
Current portion of long-term debt ...................           661                    6,704
Short-term financing:
    External ........................................        33,683                   20,258
    Related party ...................................          --                    659,783
                                                        -----------              -----------
TOTAL CURRENT LIABILITIES ...........................       646,260                1,270,469

Deferred income taxes ...............................        56,967                   59,900
Postretirement benefit obligations ..................       304,473                  309,004
Other long-term liabilities .........................       147,759                  169,828
Long-term debt:
    External ........................................     1,133,402                  259,921
    Related party ...................................          --                    291,277
                                                        -----------              -----------
TOTAL LIABILITIES ...................................     2,288,861                2,360,399
                                                        -----------              -----------

Minority interests ..................................         7,202                   28,530

Commitments and contingencies .......................          --                       --

EQUITY
Preferred stock (25,000,000 shares authorized, ......          --                       --
    none issued and outstanding)
Common stock ($0.01 par value, 1,000,000,000
    shares authorized, 55,000,000 shares issued
    and outstanding) ................................           550                     --
Additional paid in capital ..........................     1,211,632                     --
Receivable from Pechiney Plastic Packaging, Inc. ....       (61,825)                    --
Retained earnings ...................................        10,726                     --
Owner's equity ......................................          --                  1,603,367
Accumulated other comprehensive loss ................       (81,640)                 (65,079)
                                                        -----------              -----------
TOTAL EQUITY ........................................     1,079,443                1,538,288
                                                        -----------              -----------

TOTAL LIABILITIES AND EQUITY ........................   $ 3,375,506              $ 3,927,217
                                                        ===========              ===========


               See notes to the Consolidated Financial Statements.

                        American National Can Group, Inc.
                 Condensed Consolidated Statements of Cash Flows

                         (In thousands of U.S. dollars)
                                   (Unaudited)

                                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                                        -------------------------------
                                                                                            1999                1998
                                                                                        -----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income from continuing operations before extraordinary charge and
       cumulative effect of accounting change .......................................   $    93,973          $   109,399
   Minority interests ...............................................................         1,482                4,298
   Equity in net earnings of affiliates .............................................        (5,804)              (1,726)
   Depreciation and amortization ....................................................        91,120               90,108
   Restructuring charge (credit) and write down of property, plant
       and equipment ................................................................          (320)              (2,612)
   Provision for deferred income taxes ..............................................        15,333               29,213
   Reduction in income tax reserve ..................................................          --                (32,206)
   Prepayment penalty on early retirements of long-term debt ........................        (3,205)                --
   Other non-cash (income) expense, net .............................................       (36,752)             (30,195)
   Changes in assets and liabilities exclusive of effects from divestitures and
       translation adjustments ......................................................       (62,798)             (14,074)
                                                                                        -----------          -----------
Net cash provided by operating activities of continuing operations ..................        93,029              152,205
Net cash provided by (used in) operating activities of discontinued operations ......       (13,669)              60,438
                                                                                        -----------          -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES ...........................................        79,360              212,643


CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment .......................................       (38,935)             (37,147)
   Acquisition of minority interests in Turkey ......................................       (53,000)                --
   Proceeds from sale of joint venture ..............................................         9,000                 --
   Proceeds from sales of property, plant and equipment .............................         1,660                6,238
                                                                                        -----------          -----------
Net cash used in investing activities of continuing operations ......................       (81,275)             (30,909)
Net cash used in investing activities of discontinued operations ....................       (63,764)             (71,062)
                                                                                        -----------          -----------
NET CASH USED IN INVESTING ACTIVITIES ...............................................      (145,039)            (101,971)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Additions to long-term debt ......................................................     1,116,071               41,688
   Payments on long-term debt .......................................................      (519,577)            (404,032)
   Debt issuance costs ..............................................................        (8,922)                --
   Net decrease in short-term financing .............................................      (425,571)            (113,286)
   Proceeds from issuance of stock by subsidiary companies to Pechiney ..............          --                883,100
   Capital contributions from Pechiney ..............................................           282                 --
   Dividends paid:
       To Pechiney ..................................................................      (121,522)            (424,222)
       To minority interests in subsidiaries ........................................        (4,775)              (5,503)
                                                                                        -----------          -----------
Net cash provided by (used in) financing activities of continuing operations ........        35,986              (22,255)
Net cash provided by (used in) financing activities of discontinued operations ......        34,084               (4,095)
                                                                                        -----------          -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES .................................        70,070              (26,350)


NET EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH ..................................        (8,823)              (3,603)
                                                                                        -----------          -----------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ................................        (4,432)              80,719
Increase in cash and cash equivalents of discontinued operations ....................        (2,701)              (2,725)
                                                                                        -----------          -----------
Net increase (decrease) in cash and cash equivalents of continuing operations .......        (7,133)              77,994
Cash and cash equivalents at beginning of period ....................................       170,549              105,835
                                                                                        -----------          -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................................   $   163,416          $   183,829
                                                                                        ===========          ===========


               See notes to the Consolidated Financial Statements.

                        American National Can Group, Inc.
                   Consolidated Statement of Changes in Equity

                         (In thousands of U.S. dollars)
                                   (Unaudited)


                                                                               Receivable
                                                                                 from
                                                                               Pechiney                  Accumulated
                                                                 Additional     Plastic                     Other
                                          Owner's     Common      Paid in      Packaging,    Retained   Comprehensive
                                          Equity      Stock        Capital        Inc.       Earnings        Loss         Total
                                        -----------  ---------    -----------  ----------    --------   -------------  -----------
Balance at December 31, 1998 .........  $ 1,603,367  $        --  $        --  $      --     $     --   $   (65,079)   $1,538,288

Reorganization and transfer of
  discontinued plastic packaging
  operations to Pechiney in
  association with initial public
  offering:
   Transfer debt to plastic
      packaging operations ...........      260,000                                                                       260,000
   Transfer net assets of plastic
      packaging operations to
      Pechiney ............. .........     (660,411)                                                          6,188      (654,223)
   Capital contribution from
      Pechiney .......................          282                                                                           282
   Dividends paid to Pechiney ........     (121,522)                                                                     (121,522)

Net income January 1 through
   July 28, 1999 .....................       68,641                                                                        68,641
Pechiney indemnification of
   Viskase obligation ................                                 61,825    (61,825)                                      --

Initial public offering ..............   (1,150,357)         550    1,149,807                                                  --


Net income July 29 through
   September 30, 1999 ................                                                         26,126                      26,126

Dividends declared to shareholders ...                                                        (15,400)                    (15,400)

Changes in accumulated other
   comprehensive income:
   Foreign currency translation
      adjustment, net of tax
      benefit of $4,135 ..............                                                                      (30,756)      (30,756)
   Minimum pension liability
      adjustment, net of tax
      expense of ($5,232) ............                                                                        8,007         8,007
                                        -----------  -----------  -----------  ---------     --------   -----------    ----------

Balance at September 30, 1999  .......  $      --    $       550  $ 1,211,632  $ (61,825)    $ 10,726   $   (81,640)   $1,079,443
                                        ===========  ===========  ===========  =========     ========   ===========    ==========


      Accumulated other comprehensive income items comprise cumulative translation adjustments of $47,455 and $75,976 and minimum pension liability adjustments of $17,624 and $5,664 at December 31, 1998 and September 30, 1999, respectively. Such amounts are net of tax aggregating $24,387 and $20,692 at those dates, respectively. The net amounts applicable to the discontinued plastics business referred to above includes $804 for cumulative translation adjustments and $4,265 for minimum pension liability adjustments at December 31, 1998.


               See notes to the Consolidated Financial Statements.

                        American National Can Group, Inc.
                 Notes to the Consolidated Financial Statements

              (In thousands of U.S. dollars, except share amounts)
                                   (Unaudited)

NOTE 1:  COMPANY FORMATION AND BASIS OF PRESENTATION

COMPANY FORMATION

     American National Can Group, Inc. (the "Company" or "ANC") consists of the former worldwide beverage can business of Pechiney. The Company was incorporated with the issuance of 55,000,000 shares of ANC common stock and was formed through a series of transactions (the "Reorganization") completed immediately prior to the initial public offering (the "Offering" or the "IPO") by Pechiney of a 54.5% ownership interest in the Company. Operations of the Company prior to the Reorganization were conducted by (a) Pechiney North America, Inc. ("PNA") (a wholly owned subsidiary of Pechiney), through its 90% owned subsidiary (Pechiney owned directly the remaining 10%), American National Can Company ("ANCC") and ANCC's various European (in which Pechiney held a minority interest) and Asian subsidiaries, and (b) Pechiney through its subsidiaries in Turkey (65% owned), France (100% owned) and Brazil (100% owned) and joint ventures in Mexico and Korea. ANCC also owned and operated a plastics packaging business.

     The Reorganization consisted of:

         The payment of dividends to Pechiney aggregating $100,242 by certain of Pechiney's European beverage can subsidiaries prior to completion of the Offering. Such dividends were in addition to $21,280 of dividends paid to Pechiney prior to the reorganization.

         The transfer by Pechiney of (a) PNA, (b) its minority interests in the ANCC European subsidiaries and (c) its subsidiaries in Turkey, France and Brazil and investment in joint ventures to the Company.

         The transfer by ANCC of its plastics packaging business along with $260,000 of related party debt to Pechiney Plastic Packaging, Inc. ("PPPI") and transfer of the stock of PPPI to Pechiney in exchange for Pechiney's 10% interest in ANCC.

     On July 28, 1999, the Company acquired the remaining 35% minority interest in its Turkish subsidiary for $53,000 in cash and is including 100% of the Turkish subsidiaries operating results in the consolidated financial statements thereafter.

     On August 2, 1999, Pechiney completed the IPO by selling 30,000,000 shares of ANC common stock for $17 per share less underwriting discounts and commissions. ANC did not receive any proceeds from the IPO. Pechiney continues to hold 25,000,000 shares of ANC common stock.

BASIS OF PRESENTATION

     The accompanying financial statements include the combined accounts of PNA, ANCC and the entities transferred by Pechiney to the Company for the periods presented up to the IPO date and the consolidated accounts of the Company as of and for the two months ended September 30, 1999. The former plastics operations of ANCC have been presented as discontinued operations in the accompanying financial statements. As a consequence, the amounts of the net current and net non-current assets and liabilities of the plastics operations have been aggregated and presented as single-line items in the combined balance sheet at December 31, 1998. In the consolidated statements of income and of cash flows for all periods presented, the operating results and cash flows of the plastics business through July 28, 1999, the date of their transfer to Pechiney, have been presented separately as single-line items.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1999 and the results of its operations for the three month and nine month periods ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998. All adjustments reflected in the accompanying unaudited consolidated financial statements are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. The unaudited consolidated financial statements should be read in conjunction with the combined financial statements and the related notes included in the Company's Form S-1 Registration Statement as amended as of August 2, 1999.


NOTE 2:  DISCONTINUED OPERATIONS

     On July 28, 1999, ANCC transferred $260,000 of related party debt to PPPI and transferred the stock of PPPI to Pechiney in exchange for Pechiney's 10% interest in ANCC. As a result, net current and non-current assets of the discontinued plastics operations of $660,411 were removed form the Company's balance sheet along with related party short term financing of $260,000 and other accumulated comprehensive losses of $6,188. There is no impact on the Condensed Consolidated Statements of Cash Flows for these transactions since they were non-cash transfers.

     Net sales for the plastics business included in the statements of income were $69,731 and $204,828 for the month of July, 1999 and the third quarter ended September 30, 1998, respectively, and $497,710 and $620,457 for the seven and nine month periods ended July 28, 1999 and September 30, 1998, respectively. Net loss from discontinued operations for the three months ended September 30, 1999 includes a $1,701 loss, net of tax, from the results of the plastics operations up to their transfer date; $5,714 of income, net of tax, relating to the revision of estimates for certain tax audits and accrued costs associated with properties of previously disposed of businesses; and a $4,231 loss, net of tax, on the transfer of the plastics business to Pechiney. Net income (loss) from discontinued operations for all other periods represents the net income of the plastics operations for the period, net of tax. Intercompany borrowings of the plastics operations from ANCC are included in financing activities from continuing operations in the statements of cash flows for all periods presented.


NOTE 3:  COMPREHENSIVE INCOME

     Comprehensive income for the three months ended September 30, 1999 and 1998 and the nine months ended September 30, 1999 and 1998 consisted of the following:


                                               Three months ended        Nine months ended
                                                  September 30,            September 30,
                                              ----------------------    ----------------------
                                                1999         1998         1999          1998
                                              ---------    ---------    ---------    ---------
Net income                                    $  37,987    $  69,101    $  94,767    $ 107,263

Other comprehensive income:
   Foreign currency translation adjustment       12,719       29,384      (34,891)      29,308
   Foreign currency translation adjustment
      tax effect                                (10,415)      (4,049)       4,135       (3,658)
                                              ---------    ---------    ---------    ---------
   Foreign currency translation, net of tax       2,304       25,335      (30,756)      25,650
                                              ---------    ---------    ---------    ---------

   Minimum pension liability adjustment              --           --       13,239        2,632
   Minimum pension liability adjustment
      tax effect                                     --           --       (5,232)      (1,040)
                                              ---------    ---------    ---------    ---------
   Minimum pension liability, net of tax             --           --        8,007        1,592
                                              ---------    ---------    ---------    ---------
Comprehensive income                          $  40,291    $  94,436    $  72,018    $ 134,505
                                              =========    =========    =========    =========

NOTE 4:  EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and assuming dilution earnings per share from continuing operations computations (in thousands, except per share amounts):


                                                        Three months ended     Nine months ended
                                                           September 30,         September 30,
                                                        -------------------   -------------------
                                                          1999       1998       1999       1998
                                                        --------   --------   --------   --------
INCOME (NUMERATOR):
Income from continuing operations before
   extraordinary charge and cumulative effect of
   accounting change ................................   $ 40,028   $ 68,548   $ 93,973   $109,400

SHARES (DENOMINATOR):
Weighted average number of shares outstanding
   during the period ................................     55,000     55,000     55,000     55,000
Incremental common shares attributable to
   dilutive stock awards ............................        122       --           41       --
                                                        --------   --------   --------   --------
Diluted number of shares outstanding
   during the period ................................     55,122     55,000     55,041     55,000
                                                        ========   ========   ========   ========

Basic earnings per common share .....................   $   0.73   $   1.25   $   1.71   $   1.99
Earnings per common share assuming dilution .........   $   0.73   $   1.25   $   1.71   $   1.99


     Prior to the IPO and as of September 30, 1999, no additional dilutive securities were outstanding.


NOTE 5:  DEBT

     The Company's primary source of debt financing is $1,300,000 in aggregate commitments under bank credit facilities entered into on July 22, 1999. The credit facilities consist of a $650,000 five-year credit facility and a $650,000 364-day credit facility.

     The five-year facility consists of a $600,000 revolving credit facility and a $50,000 corporate loan option facility. Up to $100,000 is available for the issuance of standby letters of credit. Up to $300,000 is available in Euros and up to $100,000 in Eurosterling, or Euro if the United Kingdom adopts the Euro.

     The 364-day facility consists of a $600,000 revolving credit facility and a $50,000 corporate loan option facility. Up to $25,000 is available as swingline loans. The facility is extendable for an additional 364 days at the discretion of each lender, and is convertible at the Company's option into a term loan with a maximum maturity of 364 days from conversion.

     Interest rates for U.S. dollar borrowings are equal to the LIBOR rate, adjusted for reserves, plus a margin that varies from 0.80% to 1.20% for the five-year revolving credit facility, and from 0.80% to 1.25% for the 364-day revolving credit facility, according to a pricing grid based on the ratio of the Company's average total net debt to capital, or the corporate rate published by Bank One from time to time.

     Euro borrowing rates are based on the Euribor rate, adjusted for reserves, plus a margin. Eurosterling borrowing rates are based on the Libor rate adjusted for reserves, plus a margin. In each case, the margin varies from 0.80% to 1.20% for the five-year revolving credit facility, and from 0.80% to 1.25% for the 364-day revolving credit facility, according to a pricing grid based on the ratio of the Company's average total net debt to capital.

     The Company pays a facility fee on each lender's commitment, irrespective of usage. The facility fee varies from 0.20% to 0.30% for the five year revolving credit facility and from 0.15% to 0.25% for the 364-day revolving credit facility, according to a pricing grid based on the ratio of the Company's average total net debt to capital.

     The credit facilities include the following financial covenants:
          - The Company's ratio of EBITDA to interest expense must not be less than 3.5 to 1.0 for the three, six and nine month periods ending September 30, 1999, December 31, 1999 and March 31, 2000, respectively, and not less than 4.0 to 1.0 for the twelve month periods ending on each quarter end thereafter, beginning on June 30, 2000. For this purpose, EBITDA is defined as follows:
                    net income, plus interest expense, tax charges, depreciation expense, amortization expense, other non-cash charges, and nonrecurring after-tax losses deducted in computing net income, minus other extraordinary non-cash credits and nonrecurring after-tax gains added in computing net income.

          - The Company's consolidated net worth must not be less than $950 million plus 50% of positive net income earned after June 30, 1999. For this purpose, our consolidated net worth is defined as shareholder's equity on our balance sheet, excluding foreign currency translation adjustments and adjustments for minimum pension liability accounts.

          - The Company's ratio of total net debt to capital must not be more than 0.55 to 1.0. For this purpose, total net debt is defined as funded indebtedness plus guarantees, less cash and cash equivalents. Capital is defined as total net debt plus consolidated net worth, as defined above, plus minority interests.

     These financial covenant ratios are generally calculated without giving effect to the financial statement impact of any obligations indemnified by Pechiney Plastic Packaging or guaranteed by Pechiney.

     The debt under the 364-day facility is classified as long-term in the balance sheet because it is management's intention to extend these borrowings beyond one year.



NOTE 6:  INVENTORIES

     Inventories consisted of the following:


                                September 30, 1999      December 31, 1998
                                ------------------      -----------------
       Raw materials ......          $ 40,925                $ 36,244
       Spare parts ........            42,474                  40,065
       Work-in-process ....               640                   1,974
       Finished goods .....           120,860                 158,057
                                     --------                --------
                                     $204,899                $236,340
                                     ========                ========

NOTE 7:  RESTRUCTURING

     The activity in the restructuring reserve for continuing operations for the three months ended March 31, 1999, June 30, 1999 and September 30, 1999 was as follows:


                                 Employee                                           Equipment
                                termination                                         dismantle
                                   and         Lease     Environmental                 and        Other     Non-cash
                                severance   termination   testing and     Facility   disposal      exit      asset
                                 programs      cost       remediation      costs      costs       costs    writedowns     Total
                                ----------- -----------  -------------   ---------  ---------   ---------  ----------   ---------
Balance at December 31, 1998      $ 35,437    $ 13,349    $  5,200       $ 16,864    $  2,140    $  1,209   $   --      $ 74,199
Cash payments                       (4,649)       --          --             (500)       --          --         --        (5,149)
Non-cash utilized                      (29)       --          --             --          --          --         --           (29)
                                  --------    --------    --------       --------    --------    --------   --------    --------
Balance at March 31, 1999           30,759      13,349       5,200         16,364       2,140       1,209       --        69,021
Charge to income                     2,710        --          --            1,216        --          --          280       4,206
Credit to income                      (635)     (1,008)       --           (3,106)       (174)       --         (415)     (5,338)
                                  --------    --------    --------       --------    --------    --------   --------    --------
    Net charge (credit)              2,075      (1,008)       --           (1,890)       (174)       --         (135)     (1,132)
                                  --------    --------    --------       --------    --------    --------   --------    --------
Cash payments                       (4,660)       --          --             (429)         (1)       --         --        (5,090)
Non-cash utilized                       32        --        (5,200)          --          --          --          135      (5,033)
                                  --------    --------    --------       --------    --------    --------   --------    --------
Balance at June 30, 1999            28,206      12,341        --           14,045       1,965       1,209       --        57,766
Charge to income                       955        --          --             --          --          --          449       1,404
Credit to income                      (445)       --          --             (147)       --          --         --          (592)
Cash payments                       (2,876)       --          --             (367)       --          --         --        (3,243)
Non-cash utilized                     (471)       --          --           (1,362)       --          --         (449)     (2,282)
                                  --------    --------    --------       --------    --------    --------   --------    --------
Balance at September 30, 1999     $ 25,369    $ 12,341    $   --         $ 12,169    $  1,965    $  1,209   $   --      $ 53,053
                                  ========    ========    ========       ========    ========    ========   ========    ========


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

     A summary of the activity in the reserve relating to the pre-1996 program is as follows:


                                 Employee                              Equipment
                                termination                            dismantle
                                   and      Environmental                and        Other     Non-cash
                                severance    testing and   Facility    disposal      exit      asset
                                 programs    remediation    costs       costs       costs    writedowns    Total
                                ----------- -------------  ---------  ---------   ---------  ----------  ---------
Balance at December 31, 1998    $    53       $ 2,000      $ 1,979       $   174    $ 1,209   $  --      $ 5,415
Cash payments                      --            --           (139)         --         --        --         (139)
                                -------       -------      -------       -------    -------   -------    -------
Balance at March 31, 1999            53         2,000        1,840           174      1,209      --        5,276
Charge to income                   --            --            200          --         --        --          200
Credit to income                    (56)         --           (495)         (174)      --        (415)    (1,140)
                                -------       -------      -------       -------    -------   -------    -------
    Net charge (credit)             (56)         --           (295)         (174)      --        (415)      (940)
                                -------       -------      -------       -------    -------   -------    -------
Cash payments                      --            --           (120)         --         --        --         (120)
Non-cash utilized                  --          (2,000)        --            --         --         415     (1,585)
                                -------       -------      -------       -------    -------   -------    -------
Balance at June 30, 1999             (3)         --          1,425          --        1,209      --        2,631
Cash payments                         3          --            (63)         --         --        --          (60)
Non-cash utilized                  --            --         (1,362)         --         --        --       (1,362)
                                -------       -------      -------       -------    -------   -------    -------
Balance at September 30, 1999   $  --         $  --        $  --         $  --      $ 1,209   $  --      $ 1,209
                                =======       =======      =======       =======    =======   =======    =======


     The charge for facility costs was based on a revised estimate of the costs to maintain the Danbury, CT facility that was closed in 1994.

     The credit to income includes $415 of proceeds on the sale of the Zanesville, OH facility and a reduction in expected costs at three other locations previously closed.

     The non-cash utilization of facility costs represents the reclassification of a reserve for lease costs at the Greenwich, CT office to discontinued operations. The original charge related to this facility had been recorded as income (loss) from discontinued operations in the consolidated income statement in a prior year.

     A summary of the activity in the reserve relating to the 1996-1997 program is as follows:


                                 Employee                                           Equipment
                                termination                                         dismantle
                                   and         Lease     Environmental                 and        Non-cash
                                severance   termination   testing and     Facility   disposal      asset
                                 programs      cost       remediation      costs      costs      writedowns     Total
                                ----------- -----------  -------------   ---------  ---------    ----------   ----------
Balance at December 31, 1998    $ 13,579    $  7,743      $  3,000        $ 11,701    $  1,001    $      --     $ 37,024
Cash payments                     (1,860)       --            --              (361)       --             --       (2,221)
Non-cash utilized                    (29)       --            --              --          --             --          (29)
                                --------    --------      --------        --------    --------    ---------     --------
Balance at March 31, 1999         11,690       7,743         3,000          11,340       1,001           --       34,774
Charge to income                      28        --            --             1,016        --             --        1,044
Credit to income                    (579)     (1,008)         --            (2,611)       --             --       (4,198)
                                --------    --------      --------        --------    --------    ---------     --------
    Net charge (credit)             (551)     (1,008)         --            (1,595)       --             --       (3,154)
                                --------    --------      --------        --------    --------    ---------     --------
Cash payments                     (1,165)       --            --              (309)         (1)          --       (1,475)
Non-cash utilized                     32        --          (3,000)           --          --             --       (2,968)
                                --------    --------      --------        --------    --------    ---------     --------
Balance at June 30, 1998          10,006       6,735          --             9,436       1,000           --       27,177
Credit to income                    (445)       --            --              (147)       --             --         (592)
Cash payments                       (260)       --            --              (303)       --             --         (563)
Non-cash utilized                   (471)       --            --              --          --             --         (471)
                                --------    --------      --------        --------    --------    ---------     --------
Balance at September 30, 1999   $  8,830    $  6,735      $   --          $  8,986    $  1,000    $      --     $ 25,551
                                ========    ========      ========        ========    ========    =========     ========


     The second quarter credit to income for employee termination and severance programs relates primarily to the excess employee benefit cost reserves of the Jacksonville, FL plant that was closed in the fourth quarter of 1996. Employee benefit costs include supplemental unemployment benefits that are paid over a period of approximately two years after plant shutdown.

     The second quarter credit for lease termination costs relates to leased equipment at a shutdown plant that has been put back into service at other ANC plants.

     The second quarter charge to income for facility costs relates primarily to a revised estimate of future sublease income on space at the corporate headquarters building that is not being used by ANC. The charge was calculated by comparing the estimated future rental costs related to the space not occupied by ANC as of the IPO date, less estimated future sublease rental income. The second quarter credit to income for facility costs relates to a planned plant shutdown where a favorable lease position will enable the generation of proceeds to offset future facility costs.

     The third quarter non-cash utilization of employee termination costs represents reserves related to an employee transferred to PPPI. The third quarter credits to income reflect the reversal of excess employee costs and facility costs.

     A summary of the activity in the reserve relating to the 1998 program is as follows:


                                 Employee                                           Equipment
                                termination                                         dismantle
                                   and         Lease     Environmental                 and        Non-cash
                                severance   termination   testing and     Facility   disposal      asset
                                 programs      cost       remediation      costs      costs      writedowns     Total
                                ----------- -----------  -------------   ---------  ---------    ----------   ----------
Balance at December 31, 1998   $  21,806     $   5,606   $      200      $ 3,184    $     965    $        -   $  31,761
Cash payments                     (2,789)            -            -            -            -             -      (2,789)
                               ---------     ---------   ----------      -------    ---------    ----------   ---------
Balance at March 31, 1999         19,017         5,606          200        3,184          965             -      28,972
Charge to income                   2,682             -            -            -            -           280       2,962
Cash payments                     (3,495)            -            -            -            -             -      (3,495)
Non-cash utilized                      -             -         (200)           -            -          (280)       (480)
                               ---------     ---------   ----------      -------    ---------    ----------   ---------
Balance at June 30, 1999          18,204         5,606            -        3,184          965             -      27,959
Charge to income                     955             -            -            -            -           449       1,404
Cash payments                     (2,620)            -            -            -            -             -      (2,620)
Non-cash utilized                      -             -            -            -            -          (449)       (449)
                               ---------     ---------   ----------      -------    ---------    ----------   ---------
Balance at September 30, 1998  $  16,539     $   5,606   $        -      $ 3,184    $     965    $        -   $  26,294
                               =========     =========   ==========      =======    =========    ==========   =========

     The charges to income for employee termination and severance programs are for severance costs for additional plant, sales and administrative employees identified to be terminated and revisions to the original cost estimates. Approximately 20 additional employees were identified in the second quarter.

     The second quarter charge to income for non-cash asset write-downs represents the loss on the expected sale of the Bellwood, IL facility. The third quarter charge represents losses on the disposal of fixed assets.



NOTE 8:  COMMITMENTS AND CONTINGENCIES

     In 1993, Viskase Corporation ("Viskase") brought a patent infringement lawsuit against ANCC alleging infringements related to patents held by Viskase, a unit of Envirodyne Industries, Inc., for heat shrinkable meat bags utilized in the plastics packaging business. In November 1996, a federal court jury in Chicago, Illinois awarded Viskase $102,385 in damages and found willful infringement. Based on the facts and circumstances, ANCC recorded a charge to expense of $103,768 in 1996 which represented the amount of the damages awarded as well as certain out-of-pocket costs. This charge was recorded in discontinued operations in the statement of income and in other payables and accrued liabilities of the continuing business in the balance sheet. PPPI has agreed to indemnify ANC on a net of tax basis for any payments ANC may be required to make with respect to these proceedings. Pechiney has agreed to guarantee this obligation of PPPI. ANC has reflected this indemnification within equity as a capital contribution and a receivable from PPPI. Future adjustments, if any, of the Viskase litigation reserve will be recorded as income (loss) from discontinued operations in the Company's financial statements. Future indemnification payments, if any, from PPPI related to the Viskase litigation will be recorded as a reduction in the receivable from PPPI in the Company's financial statements.

     In September 1997, the court granted ANCC's motion for a new trial on liability as to part of the case and ordered a new trial on damages. In August 1998, the trial judge granted Viskase's motion for summary judgment. Viskase moved for the damage award to be reinstated, and ANCC opposed that motion. On May 10, 1999, the court granted reinstatement of the jury damage award in the Viskase litigation. On July 1, 1999, the court entered a judgment in favor of Viskase in the amount of $164,926, which includes the $102,385 damages award, $36,881 of prejudgment interest and $25,660 of additional and enhanced damages. The Company has filed its notice of appeal, and believes it has strong arguments on appeal. In addition, ANCC has requested the U.S. Patent and Trademark Office (known as the "PTO") to re-examine the claims of two of the patents that Viskase alleged ANCC infringed. The Company continues to believe its existing reserve relating to these proceedings is adequate.

     In addition to the above matter, the Company and its subsidiaries are involved in various other legal and administrative proceedings which have arisen in the ordinary course of business. While any litigation contains an element of uncertainty, ANC believes that the outcome of such proceedings will not have a material adverse effect on ANC's financial position, or cash flows. The Viskase proceeding, if resolved in a manner different from the estimate, could have a material adverse effect on the results of discontinued operations in a future reporting period.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


FORWARD-LOOKING STATEMENTS

     This discussion and the information contained in the preceding notes to the financial statements include forward-looking statements based on current expectations about future events. Actual results could differ materially from those anticipated in the forward-looking statements. The forward-looking statements are affected by risks, uncertainties and assumptions about ANC's business, including, among other things:

     -    our customers' financial condition
     -    the number of cans we will supply and the locations of our customers
     -    our ability to control costs
     - the terms upon which we will acquire aluminum and our ability to reflect those terms in can sales
     -    our reliance on third-party vendors for various services
     -    our debt levels and our ability to obtain financing and service debt
     -    competitive pressures in the beverage can business
     - the successful implementation of our strategy to create shareholder value through superior profitability and cash generation
     -    prevailing interest rates and currency exchange rates
     -    payment of dividends
     -    stock repurchases
     - the effect of any acquisitions, investments and divestitures on our results of operations and financial condition
     -    legal proceedings and regulatory matters
     - general economic conditions, particularly the strength of the economies in which we have operations
     -    risks and costs associated with the transition to the year 2000.

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

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     Net sales decreased by 8.8% to $613 million in the third quarter of 1999, compared with $673 million in the third quarter of 1998. This reduction was driven primarily by lower selling prices due to the pass-through of lower metal prices to customers, by volume decreases in the Americas, by price decreases in specific markets, and by an $11 million adverse impact of foreign currency exchange rates, predominately in Europe. Total unit sales in the third quarter decreased by 5.1% compared with the prior year quarter. In the United States, beer can sales volumes declined quarter on quarter while soft drink can sales volume increased slightly. Third quarter sales volumes in Brazil and Europe remained constant compared to the prior year third quarter. Selling prices in Turkey continued to decline in the third quarter as pricing continues to move towards levels generally prevailing throughout Europe.

     Cost of goods sold of $470 million in the third quarter of 1999 declined $61 million, or 11.4%, compared with cost of goods sold of $531 million for the third quarter of 1998 due primarily to the metal cost decreases and manufacturing improvements. Cost of goods sold as a percentage of net sales also declined to 76.6% for the third quarter of 1999 compared with 78.9% for the comparable period last year. Gross margins were $143 million and $142 million in the third quarters of 1999 and 1998, respectively.

     Operating income from continuing operations increased by $7 million, or 8.8%, to $83 million in the third quarter of 1999, compared with $76 million in the third quarter of 1998. Selling, general and administrative expenses declined by $4 million, or 13.3% quarter on quarter. The 1999 results include a $1 million restructuring charge, compared to a $2 million charge in the third quarter of 1998. Total depreciation and amortization, including goodwill amortization, remained stable at $30 million in both periods. Exchange rate changes adversely impacted operating income by $2 million compared with the third quarter of 1998.

     Income from continuing operations before extraordinary charge and cumulative effect of accounting changes decreased to $40 million in the third quarter of 1999, compared with $69 million in the third quarter of 1998. The third quarter 1998 results include a $32 million favorable tax settlement with the Internal Revenue Service pertaining to federal tax returns for the years 1985 through 1995, which was offset against third quarter 1998 income tax expense. Interest expense was $18 million in both the third quarters of 1999 and 1998. Interest income and other financial income decreased to $1 million in the third quarter of 1999 from $3 million in the same period in 1998. Income tax expense of $28 million in the third quarter of 1999 compares to an income tax benefit of $7 million in the third quarter of 1998. Excluding the tax settlement, income tax expense in the third quarter was $25 million and the worldwide effective tax rate increased to 42.7% in the third quarter of 1999 compared with 41.2% in the third quarter of 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     Net sales for the first nine months of 1999 decreased by 6.6% to $1,801 million compared with $1,928 million for the first nine months of 1998. The lower sales resulted primarily from the pass-through of metal price decreases to customers. Sales volume declines in the United States and Brazil and a $22 million unfavorable impact from European exchange rates also contributed to the lower sales. Total beverage can unit sales decreased 2.0% compared to last year. In the United States, beer can sales volume was down year over year while soft drink volume rose. The unsteady economic situation in Brazil resulted in a significant volume decline compared to last year as well as lower selling prices. Increased sales volume in Europe and Asia partially offset the overall volume declines in the Americas.

     Cost of goods sold of $1,418 million declined $127 million, or 8.2%, in the first nine months of 1999 compared with cost of goods sold of $1,544 million for the comparable period last year due primarily to lower metal costs as well as improved manufacturing efficiencies. Cost of goods sold as a percentage of net sales declined to 78.7% for the first nine months of 1999 compared with 80.1% for the comparable 1998 period. Gross margin was $383 million in both year-to-date periods.

     Operating income from continuing operations improved to $195 million for the first nine months of 1999 compared with $181 million a year ago, a 7.4% increase. Selling, general and administrative expenses declined by $14 million due in part to a $9 million bad debt provision taken in the first nine months of 1998 with no provision taken in the current year. A net restructuring credit of less than $1 million in the nine month period of 1999 compares to a net restructuring credit of $3 million in the same period last year. Total depreciation and amortization, including goodwill amortization, increased slightly to $91 million in the first nine months of 1999 from $90 million for the first nine months of 1998. Exchange rate changes in Europe had an adverse impact of $3 million on year to date 1999 operating income from continuing operations.

     Income from continuing operations before extraordinary charge and cumulative effect of accounting changes decreased to $94 million in the first nine months of 1999, a $15 million decrease compared with $109 million in the same period in 1998. A favorable tax settlement of $32 million from the Internal Revenue Service pertaining to federal tax returns for the years 1985 through 1995 was offset against income tax expense recorded for the first nine months of 1998. Interest expense declined to $49 million in the first nine months of 1999 from $53 million in the first nine months of 1998. Interest income and other financial income increased to $11 million in the first nine months of 1999 versus $8 million in the first nine months of 1998 due primarily to a gain of $5 million recorded on the sale, effective March 31, 1999, of ANC's 50% interest in the Container Recycling Alliance partnership, a glass recycling joint venture with Waste Management, Inc. Income tax expense increased to $67 million in the first nine months of 1999 compared with $24 million for the first nine months of 1998 due to the favorable tax settlement in 1998. The effective tax rate was 42.7% for the first nine months of 1999 compared with 17.4% for the first nine months of 1998, or 41.2% excluding this one-time tax settlement.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents totaled $163 million at September 30, 1999, a decrease of $7 million compared with $171 million at December 31, 1998.

     In July 1999, the Company entered into $1.3 billion in aggregate credit facility commitments from a consortium of banks. Total debt of $1,168 million at September 30, 1999 decreased by $70 million compared with total debt of $1,238 million at December 31, 1998. In July 1999, the reorganization and transfer of the plastic packaging operations to Pechiney resulted in a $260 million reduction and transfer of debt to Pechiney. An increase in trade working capital requirements of $36 million and dividend payments of $122 million contributed to increased debt requirements from year-end.

     Primarily as a result of the IPO and reorganization, total equity declined $459 million from $1,538 million at December 31, 1998 to $1,079 million at September 30, 1999. The reorganization and transfer of the discontinued plastic packaging operations to Pechiney resulted in a total reduction in equity of $494 million, including dividend payments to Pechiney of $100 million. Net income through the first nine months of 1999 of $95 million was offset by dividends paid to Pechiney prior to the reorganization of $21 million and common dividends declared but to be paid subsequent to September 30, 1999 of $15 million.

     At December 31, 1998 the Company's total debt to equity ratio was 0.80. The total debt to equity ratio increased to 1.08 at September 30, 1999 due primarily to the reorganization which resulted in equity reductions greater than the reduction to total debt compared to year-end 1998.

     Net cash provided by operating activities of continuing operations was $93 million for the nine months ended September 30, 1999 resulting from $94 million of income from continuing operations and $91 million of depreciation and amortization, offset by other non-cash income of $29 million and a $63 million change in other assets and liabilities, of which $54 million represented additional working capital requirements.

     Net cash used in investing activities of continuing operations of $81 million for the first nine months of 1999 includes $39 million of capital expenditures and $53 million for the acquisition of the 35% minority interest in the subsidiary in Turkey, offset by $9 million of proceeds from the sale of the 50% interest in the Container Recycling Alliance partnership and $2 million of proceeds on the sale of property, plant and equipment.

     Net cash provided by financing activities of continuing operations amounted to $36 million for the first nine months of 1999. The proceeds from new long-term debt of $1,116 million were offset by long-term debt repayments of $519 million, a net decrease in short term financing of $425 million, debt issuance costs of $9 million and dividend payments of $122 million to Pechiney and $5 million to minority shareholders in Turkey.

     In September 1999, a quarterly cash dividend of $0.14 per share with respect to the third quarter of 1999 and a special dividend payment of $0.14 per share with respect to the second quarter of 1999 was declared for shareholders of record at October 29, 1999.


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

     - We purchased new computer systems to replace our old mainframe systems that were not compliant and which could not be upgraded practicably. In 1998, we purchased and installed a new SAP R/3 financial software package in the United States. In 1999, we installed a new SAP purchasing package in the United States and new SAP financial software across Europe, except for England and Spain. Our operations in the United Kingdom and Spain upgraded their Oracle financial software to a compliant version. Finally, we are installing Paradigm ERP software to replace our production, customer services, distribution and sales invoicing systems worldwide. We expect to complete installation of this software by the end of November 1999. We have successfully tested these new systems in Europe for year 2000 compliance. However, we do not intend to conduct independent tests on the SAP or Paradigm systems in the United States. Our contract with Paradigm provides that the Paradigm system is year 2000 compliant. SAP has also given us assurances that the SAP system is year 2000 compliant.

     - We conducted an inventory of all ANC locations worldwide to identify all items that contained electronic components using embedded date or time codes. We then contacted the manufacturers of those components and sought written assurances of year 2000 compliance. Where items were identified as non-compliant, or where we received no response, we implemented corrective action consisting of reprogramming, removing or replacing the item. Non-compliant items represented less than 10% of the total items identified in the course of the inventory. We tested all critical components identified in the course of the inventory for year 2000 compliance and determined that all systems are in compliance.

     - We have surveyed our critical suppliers, including both hardware and software suppliers, and have sought assurances that their systems will be compliant. From the answers given, we believe that our critical suppliers will generally be in compliance. We classify a supplier response as satisfactory only if the response provides a detailed analysis that supports a claim that the supplier is year 2000 compliant or will be by December 31, 1999. On the basis of the responses, we have classified 95% of our critical suppliers as compliant or expected to be compliant by December 31, 1999. In 5% of the cases, we had no response or an unacceptable response and have classified the supplier as not compliant. The level of compliance in emerging markets such as Brazil, Turkey and China is not as high as in North America and Europe. We are continuing our audit and repeating our requests for assurances in all cases where the response is missing or non-compliant. This process will continue through the end of 1999.


     Contingency Plans. We have developed contingency plans that specify back-up procedures in the event that internal or external products, processes, systems or services fail, particularly in cases where we are not able to establish timely compliance through our audits and surveys. We will continue to refine these plans through the end of 1999 as our audits and surveys continue.

     Expenditures. On the basis of currently available information, our budgeted spending on year 2000 issues will amount to approximately $3 million when all action is completed. We estimate that approximately all but $0.2 million of the budgeted amount has been spent as of September 30, 1999. We have financed this expenditure using cash generated from operations, and intend to finance any remaining year 2000 expenditure in the same way. These figures refer only to external costs related directly to year 2000 compliance issues, consisting of the cost of purchasing hardware, software and outside consultant support for installation. They do not include the cost of upgrading or replacing software and equipment, which were commissioned independently, such as SAP and Paradigm. We estimate that these separately commissioned costs will total approximately $18 million, of which approximately $14 million has been spent as of September 30, 1999.

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


OTHER MATTERS

     On September 23, 1999 the Compensation Committee of the Board of Directors approved the issuance of stock option grants to the four officers named in the Company's IPO prospectus at the IPO price of $17 per share versus the $22.50 per share contemplated in the IPO prospectus.

                           PART II: OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K

(A)  Exhibits

     10.1 Can Supply Agreement Between American National Can Group, Inc. and Coca-Cola Enterprises Inc. (confidential treatment of certain portions requested)
     27   Financial Data Schedule (filed only electronically with the SEC)

(B)  Reports on Form 8-K
     No reports on Form 8-K were filed for the quarter ended September 30, 1999.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     American National Can Group, Inc.



     By   /s/  John G. LaBahn
         ---------------------------------------------------------
         John G. LaBahn
         Vice President, Controller and Chief Accounting Officer *


     Date:  November 10, 1999


     * The Chief Accounting Officer is also duly authorized to sign on behalf of the registrant and has signed in the dual responsibilities.