Form 10-K
period 1999-12-31
AMERICAN NATIONAL CAN GROUP INC
filed 2000-03-06
CIK 1084304

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                          COMMISSION FILE NO.: 1-15163
                             ---------------------

                       AMERICAN NATIONAL CAN GROUP, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      36-4287015
        (State or other jurisdiction                         (I.R.S. Employer
      of incorporation or organization)                     Identification No.)
 8770 W. BRYN MAWR AVENUE, CHICAGO, ILLINOIS                       60631
  (Address of principal executive offices)                      (Zip Code)

                    Registrant's telephone number, including area code:
                                       (773) 399-3000
                Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
   common stock, par value $0.01 per share                New York Stock Exchange
                Securities registered pursuant to Section 12(g) of the Act:
                                            NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant at February 29, 2000 was approximately $299,344,620, based on 29,934,462 shares of common stock held by non-affiliates and the closing sale price on the New York Stock Exchange Composite Transactions Tape for the common stock on February 29, 2000.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                    CLASS                            OUTSTANDING AT FEBRUARY 29, 2000
                    -----                            --------------------------------
        Common stock, $0.01 par value                           55,000,000
                            DOCUMENTS INCORPORATED BY REFERENCE:

                  DOCUMENT                       PART OF FORM 10-K INTO WHICH INCORPORATED
---------------------------------------------  ---------------------------------------------
    Proxy Statement for Registrant's 2000                        Part III
       Annual Meeting of Stockholders

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I


ITEM 1.  BUSINESSES

     American National Can Group, Inc. is a holding company which through its subsidiaries manufactures metal beverage cans and beverage can ends serving the soft drink and brewing industries. It was incorporated in Delaware on April 13, 1999 but has roots that date back over 100 years. Its principal executive offices are located at 8770 Bryn Mawr Ave., Chicago, Illinois, 60631-3542 and its telephone number is (773) 399-3000.

     In the Americas, our activities are carried out principally through American National Can Company in the United States and a wholly-owned subsidiary in Brazil. We have also formed joint ventures with Coors Brewing Company in the United States and with Mexico's largest glass container manufacturer. In Europe, including Turkey, our activities are carried out through wholly-owned subsidiaries. We also have a majority owned subsidiary in China and equity participations in Japan and South Korea.

                               RECENT DEVELOPMENTS

Reorganization

     From 1988 to mid-1999, we operated as part of the U.S. packaging group of Pechiney S.A., a global leader in the production of aluminum and industrial aluminum products. The U.S. operating group also conducted other businesses, principally plastic packaging operations. In a reorganization completed in July 1999, Pechiney transferred all of its beverage can operations to us in exchange for 55,000,000 shares of our common stock. Also, in the reorganization, Pechiney caused the plastic packaging operations of its U.S. packaging group to be transferred to a newly created separate company called Pechiney Plastic Packaging, Inc.

     On August 2, 1999, Pechiney completed the sale of 30 million shares of our common stock in a public offering. The common stock is listed and traded on the New York Stock Exchange under the symbol CAN. As of December 31, 1999, Pechiney owned 25 million shares of our common stock, representing approximately 45.45% of our outstanding shares.

     The terms "ANC" and the "Company" as used herein refer to American National Can Group, Inc. and its subsidiary companies.

Plant Closing Announcement

     In the fourth quarter of 1999, the Company announced that it would close its Piscataway, New Jersey can-manufacturing plant in early 2000. This plant closure will remove excess capacity from ANC's system and better align supply with demand. Capacity rationalization has been one component of ANC's strategy to remove waste from its operations and to improve production efficiencies. The Company monitors its capacity situation on an on-going basis.

                           THE BUSINESS OF THE COMPANY

     The Company's business is comprised of one segment: metal beverage cans and ends.

     ANC's sole business is the manufacture of aluminum and steel beverage cans and beverage can ends. The cans and ends are sold to beverage producers or to the companies that fill and distribute the cans for the beverage producers.

Markets

     The following table sets forth selected data for our business, overall and by geographic region, for 1997, 1998 and 1999. All net sales numbers in this table exclude intercompany sales. Total cans shipped in the Americas include cans shipped through Valley Metal Container Partnership, our joint venture with Coors Brewing Company, and Vitro-American National Can, S.A. de C.V., our joint venture with Vitro S.A. de C.V. in Mexico. Joint venture shipments are accounted for under the equity method and as such are not included in net sales.


                                                                            YEAR ENDED DECEMBER 31,
                                                                        --------------------------------
                                                                        1997          1998          1999
                                                                        ----          ----          ----
TOTAL:
         Net sales ($ in millions)...................................  $2,465        $2,459        $2,328
         Total cans shipped (billions of cans).......................    39.1          38.7          38.1

THE AMERICAS:
         Net sales ($ in millions)...................................  $1,554        $1,558        $1,453
         Total cans shipped (billions of cans).......................    28.8          28.0          27.0

EUROPE AND ASIA:
         Net sales ($ in millions)...................................  $  911         $ 901         $ 875
         Total cans shipped (billions of cans).......................    10.3          10.7          11.1


International Operations

     The Company derived approximately 41% of its sales in 1999 from sales in countries outside the United States. International operations are generally subject to various risks that are not present in domestic operations. Various foreign jurisdictions have laws limiting the right and ability of foreign subsidiaries to pay dividends and remit earnings to affiliated companies unless specified conditions precedent are met. In addition, sales in foreign jurisdictions are typically made in local currencies and transactions with foreign affiliates are customarily accounted for in foreign currencies. To the extent the Company does not take steps to mitigate the effect of changes in the relative value of the U.S. dollar and these foreign currencies, the Company's results of operations and financial condition (which are reported in U.S. dollars) could be adversely affected by negative changes in these relative values.

The Americas Market

     ANC sold 27 billion cans in the Americas in 1999, representing a strong position in the U.S. and a growing presence in Latin America. ANC believes that it is the second largest supplier of metal beverage cans in the U.S., with approximately 24% of the beverage can market. In 1999, the Company supplied its beverage can customers through 18 can plants and four end plants in the U.S., one can plant in Brazil, and one can plant in Mexico. The Company believes that its three largest competitors in the U.S. metal beverage can market account for substantially all of the remaining market. For further information on ANC's competitors, see section entitled "Competition" below.

The Europe / Asia Market

     ANC believes that it is the largest supplier of metal beverage cans to the European market. The Company sold approximately 11 billion cans in Europe and Asia in 1999. Can bodies sold in Europe are made of either aluminum or steel, with aluminum ends. The southern European markets have greater growth potential than the more mature northern European markets.

     ANC sold cans in Europe in 1999 through 10 can plants (including Turkey) and three end plants. In Asia, ANC sold cans through affiliated operations in China, Japan, and South Korea. The Company and its three major competitors account for the majority of the market for metal beverage cans in Europe. For further information on ANC's competitors, see section entitled "Competition" below.

Major Customers

     Our facilities are generally located in proximity to our major customers, and we ship cans directly to beverage fillers and producers under a variety of multi-year supply contracts. We believe our technical support provided within our customers' plants has aided us in building solid customer relationships. We are also highly responsive to our customers' quality, innovation and promotional needs, which helps to make us a preferred supplier. We believe these strengths have been validated by our long-term contracts with major customers. We maintain constant contact with all of our major customers with a view to further developing our business and extending the terms of our existing contracts.

     The worldwide beverage market is comprised of a relatively small number of major companies. ANC's major customers include many of the world's largest carbonated soft drink and beer-producing companies. The top ten global customers of ANC represent approximately 67% of ANC's 1999 net sales. Among those customers are six Coca-Cola affiliated bottlers, which accounted for 50% of our 1999 net sales, with Coca-Cola Enterprises Inc., alone, representing 33%. No other single customer, including its affiliated companies or licensees, accounted for more than 10% of our 1999 net sales.

Capital Intensive

     The beverage can manufacturing business is capital intensive, requiring significant investment in tools and machinery. Profitability depends principally upon efficient use of installed capital equipment, labor costs, raw material costs (especially aluminum and steel), and utilities costs.

Raw Materials

     Raw materials used in the production of beverage cans and ends principally include aluminum, steel, compounds, inks and varnishes. Metal costs dominate raw material costs and, in 1999, metal accounted for over 60% of our manufacturing costs (inclusive of material, labor, depreciation and energy). The Company obtains its aluminum requirements from the world's major aluminum producers, and availability has been satisfactory.

     Unless otherwise fixed by contract, aluminum can sheet prices will vary in relation to the London Metal Exchange prices for primary aluminum. Steel can sheet costs have historically been more stable and are not subject to the same volatility as aluminum. If the cost of can sheet rises, it will cause our operating expenses to increase. If we cannot increase the selling price of beverage cans to offset the increased expenses, our profits will decline.

Research and Development

     Research and development activities in beverage can manufacturing have focused primarily on reducing the gauge of the metal used in the can bodies, and on reducing the diameter of the can ends. Both efforts serve to reduce raw material costs of the cans and ends, thereby improving profitability. Other R&D work has focused on a variety of process improvements, such as improving can decorating processes, and product differentiation efforts, such as shaping or embossing of cans. The Company continues as a leader in supplying colored ends and special tabs used in consumer contests and promotions.

     Our research and development expenditures amounted to $14 million in 1999, compared with $15 million in 1998 and $20 million in 1997.

Competition

     The market for beverage cans is highly competitive. Competition is based principally on price, product quality and service. The beverage can also competes with bottles made from glass and plastic.

     The production of beverage cans in the United States and Europe is highly concentrated, with six leading producers of beverage cans, including ANC, comprising virtually the entire market.

     Our principal U.S. competitors are:

     .    Ball Corporation
     .    Crown Cork and Seal Company, Inc.
     .    Metal Container Corporation, a subsidiary of Anheuser-Busch Companies,
          Inc.

     In Europe, our principal competitors are:

     .    Carnaud Metalbox, which is owned by Crown Cork and Seal
     .    Schmalbach-Lubeca Continental Can Europe (VIAG AG)
     .    PLM AB

Intellectual Property

     Our intellectual property, including patents, designs, know-how and trademarks, are important to our business. We have implemented vigorous policies to protect our patent rights and intellectual property. We have a worldwide patent committee to coordinate intellectual property through our management, research and development, sales and marketing and legal functions. The principal purpose of this committee is to protect and capitalize on our intellectual property.

     As of December 31, 1999, we had a portfolio of approximately 250 patents and 100 pending patent applications. The patent coverage on our most important technologies will not expire within the next 10 years.

     We are currently a party to a patent infringement action brought against us by Viskase Corporation. See Item 3, "Legal Proceedings" herein.

Seasonality of the Business

     The metal beverage can market is seasonal to the extent that beverage consumption is generally greater during the warmer seasons of the year. Sales are also highly correlated to sales by brewers and soft drink fillers.

Employees

     The Company employed approximately 4,570 persons at December 31, 1999. Our labor relations environment has been stable and we believe relations with our employees are generally good.

Environmental

     Our operations are subject to numerous federal, state, local and foreign environmental health and safety laws and regulations, including those pertaining to the handling and disposal of hazardous and toxic materials, practices and procedures applicable to the construction and operation of our facilities and standards relating to the discharge of pollutants to the air, soil and water. In addition, our operations are subject to environmental remediation laws such as the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (known as "CERCLA"), and similar state laws that can impose liability upon statutorily defined categories of parties for the entire cost of the cleanup of a contaminated site without regard to fault or the lawfulness of the original activity resulting in contamination. Pursuant to CERCLA and similar state laws, we are currently undertaking or participating in remediation of contamination at a number of our present and former operations and at several third party waste disposal sites. We are also subject to liability for environmental obligations in connection with previously divested businesses.

     The Company will incur capital expenditures in connection with matters relating to environmental control and will also be required to spend additional amounts in connection with ongoing compliance with current and future laws and regulations. Although capital expenditures for environmental control equipment and compliance costs in future years will depend on legislative, regulatory and technological developments that cannot accurately be predicted at this time, the Company anticipates that these costs will continue to be significant. The Company made capital expenditures applicable to environmental matters aggregating $9 million in 1999, and such expenditures are not expected to increase significantly in 2000. There can be no assurance, however, that environmental costs will not exceed estimated expenditures.

     Based on information currently available regarding third party disposal sites at which we are subject to potential or known remediation liability, we do not expect that this liability will materially damage our business, financial condition or results of operations. In addition, under generally accepted accounting principles in the U.S., we have established reserves for known environmental remediation liabilities that are probable and reasonably capable of estimation. Nonetheless, any future development in existing facts, events, circumstances or conditions, or any new facts, events, circumstances or conditions, may result in a significant increase in liability that would materially harm our business, financial condition or results of operations.

     As for environmental, health and safety laws and regulations applicable to our ongoing operations and construction activities, while we believe that our operations are in substantial compliance with these laws and regulations as currently in effect, we are currently faced with instances of noncompliance at our U.S. and non-U.S. facilities for which expenditures will be required, and further violations of these laws or regulations may occur in the future. Violations of environmental, health and safety laws can lead to substantial fines or penalties. Other developments, such as the promulgation of more stringent requirements of environmental, health and safety laws and regulations and increasingly strict enforcement by government authorities, could substantially impact our operations.

     Current or forthcoming U.S. regulations also may require action to address air emissions of ethylene glycol monobutyl ether (known as "EGBE") and formaldehyde from our facilities that manufacture can bodies. Under its current draft schedule, in November 2001, the U.S. Environmental Protection Agency ("EPA") will adopt new standards under the Federal Clean Air Act to require 2-piece can makers to implement maximum achievable control technology (known as "MACT") for designated hazardous air pollutants, particularly EGBE and formaldehyde. Under EPA's current draft schedule, we would have to comply with these standards by November, 2004. If these regulations are promulgated, we may have to spend up to an estimated $70 million to purchase and install control equipment (thermal oxidizers) between November, 2001 and November, 2004 to implement MACT to control both EGBE and formaldehyde emissions at our facilities that manufacture can bodies. We carried out testing and determined that formaldehyde was being formed during the process of curing the coatings and inks during can manufacture. As a result of these findings and regardless of the adoption of the MACT standards, under current state laws establishing formaldehyde emission limits, we may be subject to fines, penalties or other actions requiring emission reductions. Pursuant to these laws, and assuming we have not spent any of the $70 million mentioned above to control both EGBE and formaldehyde, we may have to spend up to $40 million to control only formaldehyde emissions if, as more fully described below, we are unable to change the formulation of coatings and inks to reduce the emissions below state exposure limits, or if the state exposure limits are not adjusted in response to new scientific data. As of March 1, 2000, no violation notices from governmental authorities concerning EGBE or formaldehyde emissions have been received by the Company.

     We and others in the industry are engaged in actions seeking to mitigate these costs and liabilities. On November 12, 1996, a petition was filed with the EPA requesting that the 2-piece can coating subcategory, or its EGBE emissions, be removed from the list of regulated pollutants on the basis that, as used in this process, it is non-hazardous. On April 21, 1999, the EPA began formal evaluation of the petition. It is required to issue its decision by April 21, 2000. Regarding formaldehyde, a 45% emissions reduction has already been achieved by modifying the inside spray material, and work is underway to reduce emissions from the use of varnish and ink. Further, EPA currently is reviewing new scientific data showing formaldehyde to be significantly less hazardous than had been predicted based on earlier data and is expected to announce a decision in the near future as to whether to accept this data and change the Federal formaldehyde standard. If EPA accepts this new data and changes the standard, and the states follow suit and adjust their regulations, we do not expect to incur significant additional costs to reduce formaldehyde emissions. However, there can be no assurance that the regulatory relief being sought will be granted, and it is possible that the costs and liabilities associated with EGBE and formaldehyde emissions will be higher than the current estimates.

     New ambient air quality standards for particulate and ground level ozone were adopted in 1997. In May 1999, a Federal Appeals Court in Washington, D.C. set aside these standards. These new standards, if they survive the court challenge, could require our U.S. facilities to install additional pollution control equipment. Important aspects of the standards, including the deadlines to conform, have not yet been stated. At this stage, the eventual financial implications for us cannot be estimated.

     Legislation which would prohibit, tax or restrict the sale or use of certain types of containers or which would require diversion of solid wastes such as packaging materials from disposal in landfills, has been or may be introduced in various legislative bodies. While container legislation has been adopted in a few jurisdictions, similar legislation has been defeated in public referenda in several other states, in local elections and in many state and local legislative sessions. The Company anticipates that continuing efforts will be made to consider and adopt such legislation in some jurisdictions in the future.

     While these matters and other developments, such as claims for damages to property or injury to persons resulting from the environmental, health or safety impacts of our operations or past contamination, could materially harm our business, financial condition or results of operations, based on information presently available, management does not anticipate any material harm.

ITEM 2.  PROPERTIES

     We have 22 facilities in the United States, and 13 in Europe. The facilities, along with the product that these facilities produce, are set forth below:


                                     UNITED STATES
                                     -------------
                  LOCATION                                TYPE OF PLANT
                  --------                                -------------
                  Birmingham, Alabama                          End
                  Bishopville, South Carolina                  Can
                  Chatsworth, California                       Can
                  Chicago, Illinois                            Can
                  Fairfield, California                        Can
                  Forest Park, Georgia                         Can
                  Fremont, Ohio                                Can
                  Golden, Colorado (2 plants)              Can & End**
                  Houston, Texas                               Can
                  Kent, Washington                             Can
                  Longview, Texas                              Can
                  Monmouth Junction, New Jersey                Can
                  Oklahoma City, Oklahoma                      Can
                  Olive Branch, Mississippi                    Can
                  Phoenix, Arizona                             Can
                  Piscataway, New Jersey*                      Can
                  San Leandro, California                      End
                  St. Paul, Minnesota                          Can
                  Valparaiso, Indiana                          End
                  Whitehouse, Ohio                             Can
                  Winston-Salem, North Carolina                Can


*In the fourth quarter of 1999, the Company announced its intention to close this plant in early 2000.

**Through our joint venture with Coors Brewing Company.

                                      EUROPE
                                      ------

            LOCATION                                  TYPE OF PLANT
            --------                                  -------------

            Dunkirk, France                                Can
            Mont, France                                   End
            Gelsenkirchen, Germany                         Can
            Waterford, Ireland                             End
            Nogara, Italy                                  Can
            Pianella, Italy                                End
            San Martino, Italy                             Can
            La Selva, Spain                                Can
            Valdemorillo, Spain                            Can
            Manisa, Turkey                                 Can
            Milton Keynes, United Kingdom                  Can
            Runcorn, United Kingdom                        Can
            Wakefield, United Kingdom                      Can


     We have three additional facilities in which we own a significant share. In Queretaro, Mexico, we have a joint venture can plant owned on a 50/50 basis by ourselves and Vitro, S.A. de C.V. In Brazil, we have a wholly-owned can plant in Extrema, Minas Gerais, 60 miles northeast of Sao Paulo. In China, we have a 60%-owned venture in a can plant with the Blue Ribbon Group in the city of Zhaoqing.

     As part of our quality management system and efforts to continuously improve products and processes, we have sought quality certification from the Geneva-based International Organization for Standardization. Currently, 20 of our facilities have obtained ISO 9002 certification, 13 in Europe and 7 in the U.S., confirming that our quality controls and manufacturing processes meet recognized international standards.

     We own all of our manufacturing facilities and generally own the land on which those facilities are located, except for three facilities in the United States that we operate under lease. We also lease our corporate headquarters in Chicago, Illinois. We believe our properties and facilities are in good condition and have sufficient productive capacity to serve our current needs and expected near-term growth.

     Our ongoing productivity improvement and cost reduction efforts in recent years have focused on improving raw material cost management, upgrading and modernizing our facilities to improve costs, efficiency and productivity, and phasing out non-competitive facilities. As part of Project Challenge and in light of excess supply in the North American market, we reduced our annual beverage can production capacity by approximately 3 billion cans in 1996 and 1997 by closing our Jacksonville, Florida and San Juan, Puerto Rico can manufacturing facilities and by permanently curtailing production on several lines at selected plant sites. We will further reduce our production capacity by 1 billion cans in 2000 through the closure of our Piscataway, New Jersey plant.

ITEM 3.  LEGAL PROCEEDINGS

     Viskase. In December 1993, Viskase Corporation, a subsidiary of Envirodyne Industries, Inc., brought a patent infringement action against American National Can Company in the U.S. District Court for the Northern District of Illinois. Viskase alleged that we infringed its patents relating to the manufacture of heat shrinkable bags for meat and poultry.

     In November 1996, following a trial, the jury awarded Viskase $102 million in damages and found willful infringement on our part. At December 31, 1996, we recorded a provision in the amount of the jury's award plus estimated costs, in addition to a $3 million reserve previously recorded. Under applicable law, the jury's damage award was subject to being reduced if the court found the amount excessive, or being increased by up to a multiple of three, depending on the court's assessment of the willful nature of the infringement. The parties filed various post-trial motions and, among them, Viskase filed motions seeking prejudgment interest and attorney's fees.

     On September 29, 1997, the judge ordered a new trial as to the alleged infringement by our Affinity(TM)-containing products and on the amount of damages. Viskase then filed a motion for summary judgment concerning the Affinity(TM)-containing products. In August 1998, the court granted summary judgment to Viskase on the Affinity(TM)-containing products. Viskase then filed a motion for reinstatement of the $102 million damage award. On May 10, 1999, the court granted reinstatement of the jury's damage award. On July 1, 1999, the court entered a judgment in favor of Viskase in the amount of $164.9 million, which includes the $102 million damages award, $37 million of prejudgment interest and $20 million of enhanced damages. We have appealed this judgement to the Federal Circuit Court of Appeals. We continue to believe our existing reserve relating to these proceedings is adequate.

     In addition, we have requested the U.S. Patent and Trademark Office (known as the "PTO") to re-examine the claims of two of the patents that Viskase alleged ANC infringed. In November 1999, the PTO issued a Final Office Action in the reexamination relating to Viskase U.S. Patent 4,863,769 (one of the patents in the suit) declaring the patent to be invalid in its entirety. Viskase has indicated that it will file a response to the Final Office Action and may appeal. The second PTO reexamination is pending, but no Final Office Action has been issued in that proceeding.

     Because these legal proceedings relate to plastic packaging operations that have been transferred to Pechiney Plastic Packaging, Inc. as part of the reorganization, Pechiney Plastic Packaging, Inc. agreed to reimburse us on an after-tax basis, subject to adjustments, for any payments we may make with respect to this litigation. Pechiney also agreed to guarantee this obligation of Pechiney Plastic Packaging, Inc..

     European Commission investigation. In July 1999, staff of the Competition Directorate of the European Commission conducted interviews with marketing and sales staff and inspected documents, in each case on a voluntary basis, at our European headquarters in the United Kingdom, in connection with an investigation of the European beverage can market. The European Commission had previously conducted similar visits with other European beverage can manufacturers. The purpose of this investigation is to establish whether European beverage can manufacturers had made agreements to share markets, to fix prices or other trading conditions, to limit or control production or investment, or to subject contracts to supplementary obligations, contrary to Article 81 of the Treaty of Rome.

     It is not possible to predict the outcome of the European Commission's investigation at this stage. No specific accusations have been made against our European subsidiaries. If the European Commission pursues proceedings against the beverage can manufacturers, we intend to vigorously defend the Company. Investigations and proceedings under Article 81 may remain open for a number of years. If proceedings are pursued, and their outcome is unfavorable to us, we may be subject to monetary sanctions imposed by the European Commission and other awards. Pechiney has agreed to reimburse us on an after-tax basis, subject to adjustments, for any monetary sanctions that the European Commission may impose on us as a result of this investigation. In light of these circumstances, we do not believe this investigation is likely to result in material harm to our Company.

     Other. We are involved on a regular basis in various claims and lawsuits incidental to the ordinary course of our business. Except for the matters referred to above, we are not involved in any legal or arbitration proceedings, including environmental proceedings, which we expect could materially harm our business, financial condition or results of operations, either individually or in the aggregate.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders in the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Since July 28, 1999, the common stock of the Company has been listed and traded on the New York Stock Exchange. Prior to that date, the common stock was not listed or traded on any exchange and there was no established public trading market for the stock. The high and low sale prices for the common stock, as reported on the NYSE Composite Transactions Tape for each quarter, or part thereof, from July 28, 1999 through December 31, 1999 are as follows:

       1999 Quarter Ending                    High                        Low
       -------------------                    ----                        ---

       September 30 (since 7/28/99)           $17 1/4                   $14

       December 31                            $15 11/16                 $11 3/8

     As of February 29, 2000, there were 21 record holders of the common stock. The closing price for the common stock on February 29, 2000 on the NYSE Composite Transactions Tape was $10.00.

     The Company paid a quarterly cash dividend of $0.14 per share with respect to the third quarter of 1999 and with respect to the fourth quarter of 1999. It declared a special dividend of $0.14 per share with respect to the second quarter of 1999 for stockholders of record at October 29, 1999.

     The declaration and payment of dividends to holders of capital stock of the Company will be at the discretion of the board of directors of the Company and will depend upon many factors, including the Company's competitive position, financial condition, earnings, capital requirements and restrictions under the Company's debt instruments. The Company's bank credit agreements prohibit the payment of cash dividends if there is a default or an event, which with the lapse of time or the giving of notice, would mature into a default under the bank credit agreements. Accordingly, there is no requirement or assurance that dividends will be declared or paid.

Recent Sales of Unregistered Securities

     In connection with the formation of the Company and the reorganization of Pechiney's packaging operations, the Company on April 20, 1999 and July 28, 1999 issued an aggregate of 55,000,000 shares of common stock to Pechiney. The consideration for the issuance of these shares was the transfer to the Company by Pechiney of all its beverage can operations. These shares were offered and sold pursuant to Section 4(2) of the Securities Act, as amended. No underwriting documents or commissions were paid in connection with such issuance.

     In 1999, the Company granted options or rights to receive shares of its common stock under the plans discussed below. No underwriting discounts or commissions were paid in connection with the issuance of the options or rights.

     On July 28, 1999, the Company granted, under the Company's Founder's Equity Plan, to all employees an option to purchase 100 shares of common stock at an exercise price of $17.00 per share or a stock appreciation right, which provided the opportunity to receive cash awards equal to the appreciation in the Company's common stock above $17.00. An aggregate of 437,700 options or stock appreciation rights were granted. These options and rights vest 30% after 2 years, 30% after three years and 40% after 4 years from the date of grant. The options and rights were issued for no consideration and were deemed by the Company not to constitute a "sale" requiring registration under the Securities Act of 1933.

     At various dates in 1999, options were granted by the Company under the Company's Long-Term Stock Incentive Plan to key management employees at exercise prices equal to at least the market price at the date of grant. Options to acquire an aggregate of 2,984,500 shares of common stock were issued to key management employees at a weighted average exercise price of $16.93. Options generally become exercisable over a five-year period from the date of grant and expire ten years after the date of grant. The options were granted in non-public offerings pursuant to transactions exempt under Section 4(2) of the Securities Act.

     On July 28, 1999, options were granted under the Company's Directors Stock Plan for an aggregate of 47,616 common shares at exercise prices equal to the market price at the date of grant. These options became exercisable when granted and have an exercise price of $17.00 per share. As part of their compensation prior to the initial public offering, non-employee directors earned a retirement benefit, which was converted to 42,021 deferred stock units on July 28, 1999. Following the initial public offering, the non-employee directors also received 7,944 deferred stock units as compensation for their 1999 board meeting participation. These deferred stock units, aggregating rights to 49,965 shares of common stock, will be issued upon retirement from the Company's Board of Directors. These options and deferred stock units were issued in non-public offerings pursuant to transactions exempt under Section 4(2) of the Securities Act.

     On July 28, 1999, the Company, under its Stock Compensation Conversion Plan, converted the outstanding options and stock appreciation rights, which had previously been issued under a long-term incentive plan which provided the opportunity to purchase Pechiney stock or receive cash awards measured by the appreciation in Pechiney American Depositary Shares, to the right to receive common shares of the Company in the future. The vesting date of these rights for Company common stock, aggregating 396,456 shares, range from July 2000 to July 2003, which approximates the vesting schedule under the options and rights converted. These rights were issued in non-public offerings pursuant to a transaction exempt under Section 4(2) of the Securities Act.


ITEM 6.  SELECTED FINANCIAL DATA

     The following selected historical financial data has been derived from the combined accounts of the entities transferred by Pechiney to American National Can Group, Inc. for the periods presented up to July 28, 1999 and the consolidated accounts of the Company as of and for the five months ended December 31, 1999. The former plastics operations of American National Can Company have been presented as discontinued operations. The information should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements and the notes thereto included under Item 8 herein.

                        AMERICAN NATIONAL CAN GROUP, INC.
                             SELECTED FINANCIAL DATA


                                                                 YEAR ENDED AND AS OF DECEMBER 31,
                                                       -----------------------------------------------
                                                       1995      1996        1997      1998       1999
                                                       ----      ----        ----      ----       ----
                                                             ($ in millions, except per share amounts)
CONSOLIDATED STATEMENT OF INCOME DATA:
Net sales                                            $ 2,677    $ 2,520    $ 2,465    $ 2,459    $ 2,328
Cost of goods sold (excluding depreciation)            2,281      2,190      2,069      1,985      1,847
Selling, general and administrative expense              123        136        134        138        119
Research and development expense                          24         21         20         15         14
Depreciation and amortization                             73         74         78         82         80
Goodwill amortization (1)                                 41         41         41         40         41
Restructuring charge (credit) and
   writedown of property and equipment (2)                11        159         11         (2)         6
Operating income (loss) from continuing operations       124       (101)       112        201        221
Interest expense                                          54         95         90         69         71
Interest income and other
   financial income (expense), net                        13          4         27         11         14
Income tax expense (benefit)                              51        (35)        30         26         70
Equity in net earnings (loss) of affiliates                5          1         (4)         4          5
Minority interest                                          8          7          5          5          1
Income (loss) from continuing operations
   before extraordinary charge and
   cumulative effect of accounting change                 29       (163)        10        116         98
Basic and fully diluted earnings (loss)
   per share from continuing operations
   before extraordinary charge and
   cumulative effect of accounting change            $  0.53    $ (2.97)   $  0.18    $  2.10    $  1.77

CONSOLIDATED STATEMENT OF CASH FLOW DATA:
Net cash provided by (used in) operating
   activities of continuing operations                   (12)         4         65        161        148
Net cash provided by (used in) investing
   activities of continuing operations                   910       (119)       (57)       (58)      (118)
Net cash provided by (used in) financing
   activities of continuing operations                  (869)        99         (3)        26        (90)
Additions to property, plant and equipment               100        142         72         65         78
Depreciation and amortization                            114        115        119        122        121
EBITDA (3)                                               238         14        231        323        342
EBITDA excluding restructuring and writedowns (3)        249        173        242        321        347

CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents                                 49         66        106        171         53
Property, plant and equipment, net                       934        909        846        836        790
Total assets                                           4,121      3,901      3,891      3,927      3,227
Short-term financing and current
   portion of long-term debt                             759        744        770        687         65
Long-term debt (less current portion)                  1,006      1,073        890        551        973
Total debt                                             1,765      1,817      1,660      1,238      1,038
Total equity                                             932        816        948      1,538      1,061


                        AMERICAN NATIONAL CAN GROUP, INC.
                             SELECTED FINANCIAL DATA


(1) Substantially all of the goodwill reflected on our consolidated balance sheet arose from the revaluation of our tangible assets acquired and liabilities assumed as of the date of our acquisition by Pechiney in 1988. The initial amount, which totaled approximately $1.6 billion, is being amortized over a 40-year period in an amount of approximately $40 million per year. In 1998, goodwill was reduced by $35.6 million as a result of the resolution of tax contingencies originating from our acquisition by Pechiney. In 1999, goodwill of $38.6 million was recorded for the acquisition of the 35% minority interest in our subsidiary in Turkey. At December 31, 1999, $1,222 million of goodwill was recorded as an asset on our balance sheet.

(2) The $159 million restructuring charge in 1996 was established to cover the cost of plant closures, employee termination costs and other costs associated with our restructuring plans. See Note 18 to our consolidated financial statements for a more complete description of this charge.

(3) EBITDA is a non-GAAP measurement that we define as operating income (loss) from continuing operations, excluding depreciation and amortization and goodwill amortization. EBITDA excluding restructuring and write-downs is a non-GAAP measurement that we define as EBITDA excluding restructuring charge (credit) and writedown of property and equipment. These measures do not represent cash flow for the periods presented and should not be considered as alternatives to net income (loss), as indicators of our operating performance or as alternatives to cash flows as a source of liquidity. Our EBITDA may not be comparable with EBITDA as defined by other companies. We believe EBITDA is commonly used by financial analysts and others in the packaging industry.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

     This discussion and the information contained in the notes to the consolidated financial statements include forward-looking statements based on current expectations about future events. Actual results could differ materially from those anticipated in the forward-looking statements. The forward-looking statements are affected by risks, uncertainties and assumptions about ANC's business, including, among other things:

     - our customers' financial condition
     - the number of cans we will supply and the locations of our customers
     - our ability to control costs
     - the terms upon which we will acquire aluminum and our ability to reflect those terms in can sales
     - our reliance on third-party vendors for various services
     - our debt levels and our ability to obtain and retain financing and service debt
     - competitive pressures in the beverage can business
     - the successful implementation of our strategy to create shareholder value through superior profitability and cash generation
     - prevailing interest rates and currency exchange rates
     - payment of dividends
     - stock repurchases
     - the effect of any acquisitions, investments and divestitures on our results of operations and financial condition
     - legal proceedings and regulatory matters
     - general economic conditions, particularly the strength of the economies in which we have operations.

     We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed herein might not occur.

GENERAL

    We manufacture beverage cans and beverage can ends and have an extensive presence in the worldwide beverage can markets. Our activities are conducted in several geographic areas, principally North America, South America, Europe and the Far East. In 1999, our businesses in the United States and Brazil accounted for 62% of our net sales, while Europe and Asia accounted for 38%. In the Far East, we have a manufacturing subsidiary in China and equity positions in Japan and South Korea.

    Net Sales. Our net sales figures reflect the volume of cans and can ends that we sell. In certain cases, we sell can ends separately. Net sales also reflect the relative mix of different can prices. A higher proportion of larger size cans or cans with special features can lead to higher net sales figures even if overall volumes remain stable.

    Sales of beverage cans are highest during the summer months. Therefore, our sales for the second and third quarters of the year, which include the warmer months in North America and Europe, are higher than in the first and fourth quarters. In the past, significant changes in summer weather conditions have caused variations in demand for beverage cans and therefore in our net sales.

    Some of our long-term sales contracts with customers contain formulas that link the can price to our raw material cost, generally on the basis of prevailing aluminum prices several months prior to the sale. These formulas can lead to variations in net sales levels which, because they are generally offset by corresponding variations in the cost of goods sold, do not necessarily affect our operating income levels.

    Significant portions of our sales are in European currencies, especially currencies that now comprise the euro, as well as the British pound. Revenues denominated in foreign currencies are translated into U.S. dollars in preparing our financial statements. Therefore, when these currencies fluctuate in value relative to the U.S. dollar, our net sales figures may fluctuate accordingly.

Cost of Goods Sold (Excluding Depreciation). Our cost of goods sold consists of raw materials costs, as well as other operating expenses and freight charges. It does not include depreciation and amortization charges.

          - The principal raw material used in manufacturing beverage cans is aluminum can sheet for aluminum cans and ends, and steel can sheet for steel cans. Metal generally represents between 60% and 70% of the manufacturing cost of the beverage can, depending on the can size and the type of metal used. We purchase most of our aluminum can stock requirements from major aluminum can sheet producers in North America and Europe and we purchase steel from major European producers. In particular, we have long-term aluminum purchase contracts spanning three to five years with the following companies:

          - Alcan Rolled Products Company, which supplied approximately 46% of our worldwide aluminum tonnage in 1999

          - Aluminum Company of America (known as "Alcoa"), which supplied approximately 24% of our worldwide aluminum tonnage in 1999

          - Pechiney, which supplied approximately 15% of our worldwide aluminum tonnage in 1999.

          All of our purchase contracts are entered into on an arms'-length basis on prevailing market terms. Unless otherwise fixed by contract, can and end sheet prices vary in relation to the market prices for aluminum and steel. Aluminum prices have historically fluctuated while steel prices have been stable.

          In addition to metals, we use other raw materials, principally compounds, inks, varnishes and coating materials.

          - Other operating expenses include all other fixed and variable expenses required to run our can and end plants, principally labor costs, utilities and repair materials.

          - Freight charges represent the cost of transporting cans from our facilities to our customers' facilities, as well as warehouse rental, storage and handling charges.

     Selling, General and Administrative Expense ("SG&A"). This item consists of selling and administration compensation costs, together with all other administration costs such as our headquarters costs, management information systems and consulting fees. It does not include depreciation and amortization charges.

     Research and Development Expense. This item includes our product engineering costs in the United States, including our Beverage Technical Center located near Chicago, as well as the cost of research services which we previously purchased from Pechiney's facility in Voreppe, France.

     Depreciation and Amortization. This item consists of depreciation of our productive and administrative capital assets, and amortization of purchased software and other intangibles. It does not include goodwill amortization.

     Goodwill Amortization. This item relates principally to the revaluation of our tangible assets and liabilities as of the date of our acquisition by Pechiney in 1988. The initial amount, which totaled approximately $1.6 billion, is being amortized over a 40-year period, which results in an annual charge of approximately $40 million. In 1999, goodwill of $39 million was recorded for the acquisition of the 35% minority interest in our subsidiary in Turkey, which resulted in an annual charge of approximately $1 million on a full year basis. At December 31, 1999, our balance sheet reflected approximately $1.2 billion of goodwill remaining to be amortized.

     This goodwill amortization causes our effective tax rate to differ from the statutory rate because our goodwill amortization, which is a relatively stable amount in each period, is not deductible for tax purposes. This results in a higher effective tax rate, particularly in periods where profits are lower. The rate also fluctuates as a function of varying profit levels in foreign countries, where the tax rates differ.

In the past we have reviewed the value of our goodwill and other long-lived assets on an annual basis. As a publicly traded company, we review these assets on a quarterly basis. As part of these reviews, we assess whether changes have occurred that permanently impair the value of these assets and, accordingly, require a writedown in their value. With respect to goodwill, this assessment consists of comparing the value of the related assets to a model which consists principally of comparing the carrying value of goodwill to a group of comparable entities based on financial multiples derived from investment bankers, financial analysts, and other independent sources which management believes are reliable. These reviews of the carrying value of our goodwill also include an analysis of our share price performance compared to book value. The market price of our shares was below the book value of our shares as of December 31, 1999. If our shares trade at a significant discount to book value over an extended period of time of one year or longer, and other factors indicate an impairment, this could indicate a need to write down the value of our goodwill in accordance with Accounting Principles Board Opinion No. 17, "Intangible Assets," and Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." At year-end, we undertook an assessment of our goodwill and other long-lived assets and determined that no writedown was required, and we do not currently believe that a writedown is required.

     Restructuring Charge (Credit) and Writedown of Property and Equipment. This item consists principally of restructuring charges related to plant closures and other rationalization programs such as the elimination of executive and administrative functions at headquarters and plant level through outsourcing and headcount reductions, as well as net losses on fixed asset sales and asset impairment charges.

     Accounting Change. Effective January 1, 1998, we adopted AICPA Statement of Position 98-5, "Reporting of the Costs of Start-Up Activities," and wrote off previously capitalized start-up expenses of $3 million, net of taxes of $1 million.

     Extraordinary Charge. In July 1999, we recorded an extraordinary charge of $2 million, net of taxes of $1 million for the early extinguishment of debt in conjunction with our Initial Public Offering ("IPO") refinancing.

     Acquisitions and New Operations. On July 27, 1999, we acquired the remaining 35% minority interest in our Turkish subsidiary Nacanco Paketleme Sanayi ve Ticaret A. S. for $53 million in cash consideration.

     Cost Reduction Programs. In response to slowing growth rates, overcapacity and price competition in our major markets, we have devoted substantial attention to ongoing productivity improvement and cost reduction efforts across our global network of facilities. In 1996 we introduced Project Challenge whose objective was to reduce the 1995 cost base, excluding metal costs, by 20%, or $140 million, before the end of 1999. The results of Project Challenge have been good. By the end of 1998, we had met and exceeded all of our Project Challenge objectives, with savings of $170 million per year.

     In 1998, we introduced our Next Level and Lean Manufacturing program, a continuous improvement process through which we seek to increase productivity and reduce costs while limiting additional capital expenditures. This ongoing program has already produced concrete results in the United States, including a 4.1% improvement in cans per man hour in 1999 over 1998 and a 3.9% improvement in cans per man hour in 1998 over 1997. We expect this program to result in continued productivity improvements and cost reductions.

RESULTS OF OPERATIONS

     The following table shows our operating income from continuing operations and various expense items as a percentage of our net sales for the periods indicated.

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                        1997    1998      1999
                                                        ----    ----      ----
                                                      (PERCENTAGES OF NET SALES)

Net sales                                              100.0%   100.0%   100.0%
    Cost of goods sold (excluding depreciation)         83.9     80.7     79.4
    Selling, general and administrative expense          5.4      5.6      5.1
    Research and development expense                     0.8      0.6      0.6
    Depreciation and amortization                        3.2      3.3      3.4
    Goodwill amortization                                1.7      1.6      1.8
    Restructuring charge (credit) and writedown
      of property and equipment                          0.4     (0.1)     0.3
                                                       -----    -----    -----
Operating income from continuing operations              4.5%     8.2%     9.5%
                                                       =====    =====    =====
EBITDA                                                   9.4%    13.1%    14.7%
EBITDA excluding restructuring and writedowns            9.8%    13.1%    14.9%

RESULTS OF OPERATIONS IN 1997, 1998 AND 1999

Net Sales

     Our net sales totaled $2,328 million in 1999, compared with $2,459 million in 1998 and $2,465 million in 1997.

     The 5.3% decline in 1999 reflected lower sales in the Americas and Europe and Asia. Net sales in the Americas declined 6.9% to $1,453 million of which 3.2% was the result of lower selling prices in the United States due to the low market price of aluminum which was passed on to customers through contract pricing formulas. Contributing to the decline were lower beer volumes in the United States and price declines, primarily in Brazil, offset partially by higher United States soft drink volumes. Net sales in Europe and Asia declined 2.9% to $875 million. The impact of translating European currencies into the stronger United States dollar resulted in a decline of 3.2%. Increased volumes, primarily in Spain and Northern Europe more than offset price declines, primarily in Turkey where prices were reduced to be more comparable to other European countries.

     The 0.2% decline in 1998 reflected mixed results in key market areas. Net sales in the Americas in 1998 were stable at $1,558 million, compared with $1,554 million in 1997. In the United States, although our product mix improved, this was offset by lower volumes in both soft drink cans and beer cans. The lower volumes in soft drink cans resulted from a loss of market share, while the decrease in beer can volume was due to an overall decline in the market. Our loss of market share for soft drink cans resulted from a 2.0 billion can volume loss with a specific customer due to unfavorable terms in the proposed contract. Brazil reported good gains due to increased market demand and the plant being on-line for the full year. Net sales in Europe and Asia declined slightly by 1.1%, to $901 million in 1998. Strong market growth in Southern Europe partially offset the negative impact of a less favorable product mix and poor weather conditions in Northern Europe.

Operating Expenses

   - Cost of goods sold amounted to $1,847 million in 1999, compared with $1,985 million in 1998 and $2,069 million in 1997. These figures represent consistent reductions in cost of goods sold as a percentage of net sales, which equaled 79.4% in 1999, 80.7% in 1998 and 83.9% in 1997.

     The $138 million decrease in 1999 from 1998 included a 9% reduction in total metal costs, an 8% reduction in material costs and an 8% reduction in other operating expenses, primarily improved efficiencies in repairs and maintenance activities. Offsetting these gains, pension income decreased by $7 million.

     The $85 million decrease in 1998 from 1997 included a 3% reduction in total metal costs, a 10% reduction in labor and benefits expenses and an 11% reduction in distribution costs. In addition, pension income increased by $19 million.

     The reductions in labor and benefits expenses and distribution costs are the result of our ongoing cost reduction programs.

   - Selling, general and administrative expenses amounted to $119 million in 1999, compared with $138 million in 1998 and $134 million in 1997.

     The $19 million decrease in 1999 reflects reduced labor and benefits expenses due to our ongoing cost reduction efforts and a $10 million reduction in bad debt expense. Excluding the reduction in bad debt expense, SG&A expenses decreased by 7.0% in 1999.

     The 3.0% increase in 1998 primarily reflected an increase in bad debt expense of $7 million, together with increased consulting expenses relating to Project Challenge. Excluding these factors, SG&A expenses decreased by 4.5% in 1998, reflecting reduced labor and benefits expenses due to our ongoing cost reduction efforts.

    - Research and development expense amounted to $14 million in 1999, compared with $15 million in 1998 and $20 million in 1997.

     In 1998, we used fewer services from Pechiney's research center and were allocated a lower portion of costs relating to this center. The lower charges in 1999 and 1998 also reflected our ongoing effort to share a larger portion of development expenses with customers and suppliers.

Operating Income (Loss) from Continuing Operations

     Our operating income from continuing operations totaled $221 million in 1999, compared with $201 million in 1998 and $112 million in 1997.

    - Depreciation and amortization amounted to $80 million in 1999, compared with $82 million in 1998 and $78 million in 1997.

     The $2 million decrease in 1999 resulted from lower depreciation on certain plant and equipment written down in connection with restructuring charges. The $4 million increase in 1998 compared to 1997 reflected capital expenditure levels.

    - Restructuring and writedown of property and equipment amounted to a charge of $6 million in 1999, compared with a credit of $2 million in 1998 and a charge of $11 million in 1997.

     In the fourth quarter of 1996, we recorded a charge of $159 million for restructuring and impairment of property and equipment related to actions taken under Project Challenge. After years of strong growth, the beverage can market in the United States and Canada had reached maturity. In 1996, the market had increased only slightly over the prior year resulting in an industry supply/demand imbalance, which led to our decision to reduce annual capacity by in excess of three billion cans.

     The restructuring charge related primarily to the planned shutdown of five can manufacturing facilities to eliminate production overcapacity. The facility at Jacksonville, Florida was shut down in December 1996. The remaining reduction of capacity was planned to be accomplished by the shutdown of three plants in 1997 and one in 1998. In addition to the cost of the five plant shutdowns, the restructuring charge covered the reorganization of operations at plants which would continue operations, and the elimination of executive and administrative functions at our headquarters and other plants.

          In May 1997, the San Juan, Puerto Rico facility was shut down. In the fourth quarter of 1997, we decided to defer to 2000 the shutdown of the remaining two plants originally scheduled for shutdown in 1997. These two plants primarily produce special-sized cans under contracts that are scheduled to expire in 2000. Our shutdown plan for one of the two plants originally contemplated capital investments to expand another plant to allow for the transfer of production of the special-sized cans. A decision was made in 1997 not to make the necessary additional capital investment and to continue to operate the plant. Our plan for the second plant was to negotiate an early termination of the contract or to make alternative supply arrangements. In 1997, we made a decision to continue to operate each of the plants at approximately 50% of capacity through completion of the contractual commitments, incurring cash losses, which are being recorded as incurred.

     The 1997 charge also includes a $10 million impairment writedown for our investment in China in light of economic conditions there.

     In 1998, we did the following:

         - we recorded restructuring charges of $14 million for severance costs associated with the Next Level and Lean Manufacturing program and an impairment charge of $4 million for lease termination costs and equipment writeoffs

         - we wrote back $17 million and $20 million in restructuring charges previously taken for Project Challenge and $9 million previously taken for pre-1998 program plant closings

         - we recorded a new charge of $25 million to cover the costs of a new plant closure related to Project Challenge.

     The $2 million restructuring credit posted in 1998 represented the overall effect of these items.

     In 1998, based on a large customer's decision to reduce its purchases from us in various geographic markets and on studies by outside consultants of market demographics, our management decided not to close a plant provided for in 1996 which at that time was expected to be closed in 1998, but rather to temporarily curtail production at several lines in our facilities. As a result, the reserve of $17 million previously established for employee termination and severance programs, lease termination costs, facility costs and other exit costs related to this plant was restored to income. A further restoration of $29 million related to adjustments to the Project Challenge and pre-1996 restructuring reserves for changes in estimates of the number of employees to be terminated as a result of natural attrition at plants shut down or to be shut down, and higher-than-expected proceeds on the sale of several plant sites.

     In connection with the 1998 decision not to close the previously identified plant and in response to the continuing oversupply of can production capacity, in 1998 our management decided to close a different plant in late 1999. Accordingly, a charge of $25 million was recorded in 1998 to cover the costs of the new plant closure.

     In the fourth quarter of 1999, as a result of a reduction in system overcapacity resulting from new business, management decided that it would not close the plant that was reserved for in 1998 and recorded a credit to income of $16 million. The impairment write down of property and equipment for this plant was maintained since the reduced carrying amount of the property and equipment has been accounted for as its new cost basis.

     In December, 1999 the Company announced that it would close its Piscataway, NJ facility in the first quarter of 2000 instead of a facility that was included in the original 1996 restructuring plan. As a result: 1) a restructuring credit to income of $10 million was recorded in 1999 to take back the original charge for this plant. The write down of property plant and equipment for this plant was maintained since the reduced carrying amount of the property plant and equipment has been accounted for as its new cost basis; 2) a charge to income of $12 million was recorded to provide for the cost of the Piscataway closure. The charge included estimated employee termination and severance costs of $1 million, lease termination costs of $2 million, facility costs of $0.4 million and a writedown of plant and equipment to fair value of $8 million; 3) an additional credit to income in 1999 of $5 million related to adjustments to the restructuring reserve for changes in estimates of employee severance costs as a result of natural attrition, lease termination costs and facility costs at plants shut down or to be shut down; and 4) an additional charge to income of $2 million related to adjustments in estimates of employee severance costs and facility costs primarily related to revised estimates of sublease rental income at the corporate headquarters.

     As part of the Next Level and Lean Manufacturing program, ANC instituted a program beginning in the U.S. in 1998 called "top grading" which is designed to strengthen our management through new leadership and performance management. The program calls for placing the best human resources available into numerous middle and high level management positions throughout the Company. Top grading will give the Company a much broader, talented and diverse management pool to lead the Company into the future. This initiative was expanded into our European operations in 1999. As a result, the Company pays termination and severance benefits to those employees that have left or will be leaving the Company under the top grading program over the next several years.

     The 1998 charge of $14 million was provided for severance costs for approximately 140 plant, sales and administrative employees in the U.S who will be replaced in the Company's top grading program.

     In 1999, the European operations commenced the Next Level program, which is designed to eliminate redundant administrative and plant positions. The charge to income included $8 million for severance costs for approximately 158 employees whose positions are being eliminated under the Next Level program.

     The 1999 charge to income also included $15 million for severance and other employee related costs to provide for the reduction of an additional 103 employees in the Company's U.S. and European top grading program.


     Please refer to note 18 of our consolidated financial statements for a description of our cash payments for restructuring costs in 1997, 1998 and 1999. Our expected cash payments for restructuring costs in future periods, excluding pension liabilities, are as follows:

                            ($ IN THOUSANDS)

         2000                       $24,834
         2001                        12,244
         2002                         1,046
         2003                           239
         2004                           806
         2005 and beyond              5,082

     The results of our completed restructuring activities have been good. Shutdown costs for both Jacksonville, Florida and San Juan, Puerto Rico were less than anticipated, for two principal reasons. First, we were able to sell the San Juan, Puerto Rico plant and equipment at a higher than expected price and we increased the estimated proceeds on the anticipated sale of our leasehold interest in the Jacksonville, Florida plant. Second, the rate of voluntary employee attrition was higher than expected, leading to lower severance costs. As a result of these factors, we were able to reverse restructuring provisions of $3 million for Jacksonville and $6 million for San Juan. These amounts were included in the $29 million of provisions written back in 1998.

     For further discussion of these items, please refer to note 18 to our consolidated financial statements.

Income (Loss) from Continuing Operations before Extraordinary Charge and Cumulative Effect of Accounting Change

    - Interest expense totaled $71 million in 1999, compared with $69 million in 1998 and $90 million in 1997.

     The $2 million increase in 1999 reflects a $6 million increase due to borrowing rates and amortization of deferred financing fees offset by a $4 million reduction due to lower borrowing levels.

     The $21 million decline in 1998 reflects the repayment of $473 million of intra-group debt as part of a capital reorganization. You should refer to note 1 to our consolidated financial statements for a discussion of this capital reorganization.

    - Interest income and other financial income (expense), net, amounted to $14 million in 1999, compared with $11 million in 1998 and $27 million in 1997. Within this item, interest income totaled $15 million in 1999, compared with $14 million in 1998 and $8 million in 1997. Interest income in each year was partly offset by expenses related to the sale of accounts receivable under our receivables sales agreement. The 1997 income amount also included a $21 million nonrecurring gain relating to foreign currency forward contracts. This non-recurring gain relates to a series of unauthorized foreign currency transactions entered into by an employee at intervals during the second half of 1995, and again between September 1996 and March 1997. The employee diverted these funds to his personal bank account. After detection of the unauthorized transactions in April 1997, the employee was immediately terminated and the cash proceeds related to the unauthorized transactions were fully recovered later in 1997. We conducted an internal investigation that determined all amounts related to the unauthorized transactions were recovered and no other irregular transactions had occurred. We have reviewed thoroughly our existing procedures and implemented new procedures with additional authorization and reporting requirements.

     For most of 1999, we continued to cover our foreign exchange exposures through contracts with Pechiney. Under a transition agreement, Pechiney continued to provide this service following the IPO, while we were in the process of establishing foreign exchange trading lines with appropriate trading authorizations. These are now in place and overseen by our risk management department.

    - Income tax expense amounted to $70 million in 1999, compared with $26 million in 1998 and $30 million in 1997. In 1998, we received a favorable tax settlement from the Internal Revenue Service pertaining to federal income tax returns for the years 1985 through 1995. This settlement enabled us to write back $32 million of our reserves for income taxes, which was offset against our income tax expenses in 1998. Excluding this effect, our 1998 income tax expense would have been $59 million.

     Our effective tax rate was 42.7% in 1999, compared with 18.6% in 1998 and 61.4% in 1997. In 1999, excluding the goodwill amortization effect, the rate would have been 33.9%. In 1998, excluding the favorable tax settlement and the goodwill amortization effect, our effective tax rate would have been 31.3%. In 1997, excluding the goodwill amortization effect, the rate would have been 32.1%.

    - Equity in net earnings (loss) of affiliates totaled $5 million in 1999, compared with $4 million in 1998 and a loss of $4 million in 1997. This item relates to our activities in Korea, Mexico and Japan. In 1999, improved operations in Mexico were offset by declines in Japan and Korea where earnings were negatively impacted by provisions for bad debts. In 1998, operations improved in Mexico and Korea, compared with weak performance in 1997 which related particularly to the devaluation of the Korean won at the end of 1997.

    - Minority interest amounted to $1 million in 1999, compared with $5 million in 1998 and 1997. The reduction in this item is the result of our acquisition in July, 1999 of the remaining 35% minority interest in Turkey. The minority interest also includes our activities in China.

Income from continuing operations before extraordinary charge and cumulative effect of the accounting change totaled $98 million in 1999, compared with $116 million in 1998 and $10 million in 1997. In 1999, an extraordinary charge of $2 million, net of tax of $1 million resulted from the early extinguishment of debt in conjunction with the IPO refinancing. In 1998, the cumulative effect of an accounting change resulted in a $3 million charge, net of tax of $1 million.

EBITDA-RELATED ITEMS

     Although EBITDA is a non-GAAP measurement, we believe it is an appropriate financial measure of our operating performance, given our significant non-cash depreciation and amortization charges and our significant goodwill amortization charges. We define "EBITDA" as operating income (loss) from continuing operations, excluding depreciation and amortization and goodwill amortization. We define "EBITDA excluding restructuring and write-downs" as EBITDA excluding restructuring charge (credit) and writedown of property and equipment. Our discretionary use of funds depicted by EBITDA may be limited by working capital, debt service, tax payment and capital expenditure requirements, and by restrictions related to legal requirements, commitments and uncertainties. You should refer to the section entitled "Selected Financial Data" for a further discussion of these EBITDA-related items.

     For the full year 1999, our EBITDA totaled $342 million, compared with $323 million in 1998 and $231 million in 1997. These figures reflect increases of 5.9% in 1999 and 39.8% in 1998.

     For the full year 1999, our EBITDA excluding restructuring and writedowns totaled $347 million, compared with $321 million in 1998 and $242 million in 1997. These figures reflect increases of 8.1% in 1999 and 32.6% in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of debt financing is $1,300 million in aggregate commitments under bank credit facilities entered into on July 22, 1999. The credit facilities consist of a $650 million five-year credit facility and a $650 million 364-day credit facility.

     The five-year facility consists of a $600 million revolving credit facility and a $50 million corporate loan option facility. Up to $100 million is available for the issuance of standby letters of credit. Up to $300 million is available in euros and up to $100 million in British pounds, or euro if the United Kingdom adopts the euro.

     The 364-day facility consists of a $600 million revolving credit facility and a $50 million corporate loan option facility. Up to $25 million is available as swing line loans. The facility is extendable for an additional 364 days at the discretion of each lender, and is convertible at the Company's option into a term loan with a maximum maturity of 364 days from conversion.

    The debt under the 364-day facility is classified as long-term on the consolidated balance sheet because it is management's intention and the Company has the ability to extend these borrowings beyond one year.

     Interest rates for U.S. dollar borrowings are equal to the LIBOR rate, adjusted for reserves, plus a margin that varies from 0.80% to 1.20% for the five-year revolving credit facility, and from 0.85% to 1.25% for the 364-day revolving credit facility, or the corporate base rate published by Banc One from time to time plus a margin that varies from 0.0% to 0.25%, according to a pricing grid based on the ratio of the Company's average total net debt to capital.

     Euro borrowing rates are based on the Euribor rate, adjusted for reserves, plus a margin. British pound borrowing rates are based on the LIBOR rate adjusted for reserves, plus a margin. In each case, the margin varies from 0.80% to 1.20% according to a pricing grid based on the ratio of the Company's average total net debt to capital.

     The Company pays a facility fee on each lender's commitment, irrespective of usage. The facility fee varies from 0.20% to 0.30% for the five year revolving credit facility and from 0.15% to 0.25% for the 364-day revolving credit facility, according to a pricing grid based on the ratio of the Company's average total net debt to capital.

     The Company also maintains short-term lines of credit in the United States and in a number of foreign countries. Foreign borrowings are generally overdraft facilities at rates competitive in the countries in which we operate. Generally, each foreign line is available only for borrowings related to operations of a specific country. United States lines are overnight facilities at market rates.

    The weighted average interest rate on short-term borrowings outstanding as of December 31, 1998 and 1999 was approximately 5.6% and 6.2%, respectively. The weighted average interest rate on long-term borrowings outstanding as of December 31, 1998 and 1999 was approximately 5.7% and 7.1%, respectively. The majority of our debt is floating rate debt; therefore, changes in interest rates will have an impact on future interest costs.

The credit facilities require us to make customary representations and warranties and to satisfy certain customary covenants. In addition, the credit facilities include the following financial covenants:

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

     - The Company's consolidated net worth must not be less than $950 million plus 50% of positive net income earned after June 30, 1999. For this purpose, consolidated net worth is defined as shareholder's equity on our consolidated balance sheet, excluding the receivable from Pechiney Plastic Packaging, Inc., foreign currency translation adjustments and adjustments for additional minimum pension liability accounts.

     -    The Company's ratio of total net debt to capital must not be more than
       0.55 to 1.0. For this purpose, total net debt is defined as funded indebtedness plus guarantees, less cash and cash equivalents. Capital is defined as total net debt plus consolidated net worth, as defined above, plus minority interests.

     These financial covenant ratios are generally calculated without giving effect to the financial statement impact of any obligations indemnified by Pechiney Plastic Packaging, Inc. or guaranteed by Pechiney.

     We estimate that we could currently incur $168 million of additional debt and still comply with these financial covenant ratios.

     Events of default under the credit facility will include cross-acceleration with our other debt greater than $15 million, cross-default with our other debt greater than $40 million, unfunded pension liabilities in excess of $300 million, the acquisition of beneficial ownership of 30% or more of our voting stock by any person other than Pechiney, and current board members or board members elected with the approval of a majority of the current board no longer constituting the majority of the board, as well as other customary events of default.

CAPITAL EXPENDITURES

     Our business requires ongoing capital investments to maintain our existing level of operations and implement productivity improvements.

     These investments totaled $78 million in 1999, $65 million in 1998 and $72 million in 1997. Our low levels of capital spending over the three-year period reflects our drive for further efficiency and productivity through lean manufacturing rather than high levels of capital spending. Capital expenditures are focused on achieving manufacturing improvements by installing equipment to improve quality and reduce labor cost.

CASH FLOWS

     The following table presents selected cash flow data for our continuing operations in the periods indicated.

                                                                                YEAR ENDED DECEMBER 31,
                                                                                -----------------------
                                                                                1997     1998      1999
                                                                                ----     ----      ----
                                                                                    ($ IN MILLIONS)
Net cash provided by operating activities of continuing operations .........   $  65    $ 161     $ 148
Net cash used in investing activities of continuing operations .............     (57)     (58)     (118)
Net cash provided by (used in) financing activities of continuing operations      (3)      26       (90)

In 1999, net cash provided by operating activities of continuing operations totaled $148 million, driven by $98 million of income from continuing operations and depreciation and amortization of $121 million, together with a $22 million provision for deferred income taxes. In 1999, we increased our net trade working capital by an aggregate of $10 million compared with 1998 primarily as a result of increased trade receivables. Other operating cash flows resulted from restructuring expenditures of $18 million, pension funding of $8 million and $34 million of noncash pension income, which was recorded as income but did not generate a cash benefit.

     In 1998, net cash provided by operating activities of continuing operations totaled $161 million, driven by $116 million of income from continuing operations and depreciation and amortization of $123 million, together with a $31 million provision for deferred income taxes. In 1998, we reduced our net trade working capital by an aggregate of $9 million compared with 1997. This was achieved principally through a decrease in inventory balances in the United States as a result of the Project Challenge cost reduction program. Offsetting these cash flows were $41 million of noncash pension income and $32 million related to our favorable tax settlement from the Internal Revenue Service, which was recorded as income but did not generate a cash benefit.

     In 1997, net cash provided by operating activities of continuing operations totaled $65 million, driven by income from continuing operations of $10 million and depreciation and amortization of $119 million. Pension plan contributions of $55 million reduced the cash provided by operating activities. Although our trade working capital remained relatively stable on a net basis, both receivables and payables increased during the year as a result of the start-up in Brazil. Increased inventories in Brazil were more than offset by inventory reductions achieved in the United States, which accounted for our overall $6 million reduction in inventories during the year.

     Net cash used in investing activities of continuing operations was $118 million in 1999 and remained relatively stable at $58 million in 1998 and $57 million in 1997. The increase in 1999 related to the acquisition of the 35% minority interest of our Turkey operation for $53 million.

     In 1999, net cash used in financing activities of continuing operations totaled $90 million. This amount includes $122 million of dividends paid to Pechiney prior to and as part of the IPO and $15 million of dividends to shareholders after the IPO. Prior to the IPO, we repaid insurance company notes and borrowings from Pechiney and replaced them with borrowings under our new credit facility. Net cash provided by financing activities of continuing operations in 1998 totaled $26 million, reflecting the reorganization of our capital structure in Europe. In 1997, net cash used in financing activities of continuing operations totaled $3 million. This amount included $28 million in payments on long-term debt and $8 million in dividends paid.

     As at December 31, 1999, we had a total of $343 million of net operating losses recorded on our balance sheet as a $120 million deferred income tax asset. U.S. tax rules impose an annual limit on the amount of net operating loss and tax credit carryforwards that may be used by a company following a change in its ownership of more than 50%. The annual limitation on tax benefits from these carryforwards is $46 million. We do not expect this limitation to have a material impact on our ability to utilize our net operating losses and tax credit carryforwards.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are exposed to various market risks, including fluctuations in metals prices, foreign exchange rates and interest rates on our debt. Prior to the IPO, these risks were managed principally through Pechiney's risk management system. We are currently implementing a worldwide ANC risk management program to assess our exposure to market risk and implement protection policies.

METALS PRICES

     The principal raw materials used in manufacturing beverage cans are aluminum can sheet and steel can sheet. Unless otherwise fixed by contract, can sheet prices vary in relation to the market prices for aluminum and steel. The market price of aluminum has historically been volatile, while the market price of steel has been more stable.

We generally do not use commodity derivative instruments. We generally limit our exposure to aluminum price fluctuations by matching the terms of our aluminum purchase contracts with the terms of our customer sales contracts. In the United States, several major suppliers of aluminum can stock offer pricing systems which provide a "band" pricing formula. Under these contracts, the price of aluminum can stock varies with aluminum quotations, but only within a band (i.e., an upper limit and lower limit) for a period of up to five years. In the United States, we have entered into long-term sales contracts with many of our customers, in which the selling price for beverage cans is based on similar pricing formulas. These sales contracts cover over 90% of our net sales in North America.

     In Europe, approximately 67% of our net sales are made under long-term contracts of varying lengths. Pricing on most of these contracts is determined on an annual basis. We manage our exposure to aluminum price volatility in Europe by matching aluminum purchases to sales agreements for similar periods. Steel prices have historically been stable and we expect our existing long-term contracts to give us continued price stability for steel.

FOREIGN EXCHANGE RATES

     We are exposed to two types of risks related to currency exchange rates: transaction risk and translation risk.

     Transaction Risk. Transaction risk occurs when one of our operating units enters into a foreign currency denominated transaction, with the result that its expenses are denominated in a different currency from its revenues. This risk is not significant in our United States operations since we both purchase raw materials and sell cans in transactions denominated in U.S. dollars. The introduction of the euro on January 1, 1999 eliminated transaction risk between the 11 European countries participating in the European Monetary Union (known as the "euro zone"). Therefore, in our business, this risk arises principally in the United Kingdom.

     Within the United Kingdom, where our functional currency is the British pound, we purchase can sheet in euros from suppliers in euro zone countries. If the euro exchange rate rises against the British pound, the relative cost in British pounds of the can sheet rises. To protect against this risk, we entered into a long-term agreement to purchase can sheet. We hedge the risk by entering into a forward purchase of euros. This effectively fixes the rate at which we will be able to obtain the euros we will require to make payments under the contract, thereby eliminating the transaction risk.

     Similarly, we sell a portion of our U.K. can production to customers in euro zone countries. These sales are denominated in euros. If the euro declines in value against the British pound, the amount of revenues in British pounds declines. When we enter into a long-term sales agreement, we hedge this risk through a forward sale of euros. This effectively fixes the rate at which we will be able to sell the euros we expect to receive in the future.

     Our policy is to use currency exchange instruments only to hedge against firm commitments under foreign currency denominated contracts to purchase raw materials or sell beverage cans. Our policy is not to engage in speculative foreign exchange transactions.

     Translation Risk. Translation risk occurs when the functional currency of a foreign business' financial statements is converted into our reporting currency, the U.S. dollar. For example, the assets, liabilities, revenues and expenses of our European operations must be translated into U.S. dollars for inclusion in our financial statements. To the extent that the exchange rates of the British pound and euro relative to the U.S. dollar vary, the reported values of European assets and liabilities and the amount of their recorded earnings will change. We do not hedge against this translation risk.

     In Brazil and Turkey, which experience significant currency volatility, and where our functional currency is the U.S. dollar, we attempt to balance local currency denominated monetary assets and liabilities to manage translation risk. When this is not possible, we hedge translation risks that could have a negative impact on the cash flows of the business. For example, in Brazil, can sales and metal prices are U.S. dollar indexed, but invoiced in Brazilian reis. We enter into forward sales of Brazilian reis to hedge net cash flows.

Currency Instruments. Approximately 57% of our currency hedging instruments by nominal value have Pechiney as the counterparty. Our forward purchase contracts and forward sale contracts with Pechiney will remain in place until they mature. At December 31, 1999, we held forward contracts to purchase $353 million of foreign currency and to sell $136 million of foreign currency. These commitments extend through July 2003. The nominal and fair value of these instruments are illustrated by the tables below.


                                            AS OF DECEMBER 31, 1999
                                            -----------------------
                                                 MATURING   MATURING
                                                  WITHIN    BETWEEN
                                         TOTAL    1 YEAR    1-5 YEARS
                                         -----   --------   ---------
                                               ($ IN MILLIONS)
NOMINAL VALUE:
Forward purchases
      Euros(1)                            $ 352    $ 298    $  54
      Other                                   1        1        0
                                          -----    -----    -----
           Total                          $ 353    $ 299    $  54
                                          =====    =====    =====
Forward sales
      Euros(1)                            $ 126    $ 126    $   0
      Brazilian reis                         10       10        0
                                          -----    -----    -----
           Total                          $ 136    $ 136    $   0
                                          =====    =====    =====

FAIR VALUE(2):

Forward purchases of Euros(1)             $ (39)   $ (26)   $ (13)
Forward sales of Euros(1)                 $   2    $   2    $   0

(1) This item includes contracts originally denominated in French francs, German marks, and Belgian francs, which are now denominations of the euro.

(2) Fair value amounts represent the sum that we would receive (or pay) if the instrument were to be unwound as at December 31, 1999. Since these instruments relate to firm commitments, any gain or loss arising from the mark-to-market would be offset by a gain or loss on the foreign currency exposures they hedge.

INTEREST RATE RISKS

     Currently, virtually all of our debt is at variable interest rates, which results in exposure to increases in interest rates. We hedge a small portion of our current interest rate exposure using an interest rate cap instrument denominated in French francs, as illustrated by the table below.

                                            AS OF DECEMBER 31, 1999
                                            -----------------------
                                                 MATURING   MATURING
                                                  WITHIN    BETWEEN
                                         TOTAL    1 YEAR    1-5 YEARS
                                         -----   --------   ---------
                                               ($ IN MILLIONS)
NOMINAL VALUE:
      Purchase of caps                    $8       $0       $8
FAIR VALUE:
      Purchase of caps                    $0       $0       $0


    Since virtually all of our debt is at variable interest rates, the carrying value of our $64 million of short-term financing and $973 million of long-term debt at December 31, 1999 is approximately equal to its fair value. The weighted average interest rates on our variable rate short-term financing and long-term debt are 6.2% and 7.1%, respectively at December 31, 1999.

YEAR 2000

     Prior to December, 1999, American National Can addressed the potential failure of computerized systems and microprocessors due to the changeover from 1999 to the year 2000. We identified those systems with potential negative impact and carried out appropriate action to eliminate potential disruptions.

     Risk Analysis. Our process of identifying risks covered all of our information processing and automated industrial control systems, computer-based management systems, communications networks and security and access control systems. In 1996, we initiated this analysis and corrective action planning.

     Corrective Action. Our corrective action program covered internal systems, installed electronic components and supplier compliance.

     - We purchased new computer systems to replace our old mainframe systems that were not compliant and which could not be upgraded practicably. In 1998 and 1999, we purchased and installed SAP financial software in the United States and in Europe, except for England and Spain. England and Spain upgraded their Oracle System to a compliant version. Finally, we installed Paradigm ERP software to replace our production, customer services, distribution and sales invoicing systems worldwide.

     - After identifying potential problems in equipment with electronic components using embedded date codes, we contacted the manufacturers for written assurances of compliance. We underwent testing of all major components and corrected any potential negative impacts. Non-compliant items represented less than 10% of all inventoried components.

     - We continued surveying major suppliers including utilities up until the end of 1999. All responses were classified, analyzed, and documented.

     Contingency Plans. Plans were drawn up specifying backup procedures in the event of internal or external Year 2000 failure. A Year 2000 task force was assembled for the purpose of monitoring and facilitating the date changeover. This group communicated effectively in monitoring our operations over the turn of the year.

     Expenditures. Approximately $3 million was spent in the compliance effort. This total includes only external costs directly related to Year 2000 compliance issues, and does not include approximately $9 million of costs for upgrading or replacing software and equipment, such as SAP and Paradigm, which were commissioned independently.

     Effect on Our Business. Our efforts in this area resulted in normal continuation of our operations and systems, without any disruptions.

INTRODUCTION OF THE EURO

     On January 1, 1999, 11 member states of the European Union adopted a common currency known as the euro. Their previous national currencies became denominations of the euro for a transitional period expected to end on January 1, 2002, and the exchange rates between these currencies and the euro were fixed.

     We conduct business in the majority of the countries concerned. We believe that the introduction of the euro will simplify the management of cash flows among the ANC entities operating in the euro zone. The euro has become the prime currency for metal purchasing in the euro zone, and we have adopted it as the currency for all our intra-group billing in the euro zone. The absence of exchange rate fluctuations between these currencies has eliminated the need for a large amount of currency hedging in our European operations. However, the United Kingdom is not a part of the euro zone and currency fluctuation risk between the British pound and the euro remains.

     The introduction of the euro is thought to have increased price transparency between countries in the euro zone, particularly for consumer goods. We do not believe this will have a significant negative impact on our results, since we sell beverage cans to large international buyers in a market that is relatively insensitive to this increased price transparency.

SIGNIFICANT RECENTLY-ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be recognized as assets and liabilities and measured at fair value. Changes in the fair value of derivatives not qualifying as hedges are required to be reported in earnings. We will be required to adopt this standard in our financial statements for the year ending December 31, 2001. Our management is in the process of evaluating the standard and has not yet determined the future impact on our financial statements.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:


                                                                                                    PAGE

Report of Independent Accountants                                                                   F-1

Consolidated Statements of Income for the years ended December 31, 1997, 1998 and 1999              F-2

Consolidated Balance Sheets at December 31, 1998 and 1999                                           F-3

Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999          F-4

Consolidated Statements of Changes in Equity for the years ended December 31, 1997, 1998 and 1999   F-6

Notes to Consolidated Financial Statements                                                          F-7

FINANCIAL STATEMENT SCHEDULES:

     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There has been no change in accountants during 1998 or 1999, nor has there been any disagreement on any matter of accounting principles or practices or financial disclosure which in either case is required to be reported pursuant to this Item 9.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The information under the captions "Election of Directors," "Executive Officers" (except for information under the "Compensation Committee Report on Executive Compensation" and the "Historical Performance") and "Other Information-Section 16(a) Beneficial Ownership Reporting Compliance" to be set forth in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on May 22, 2000 (the "2000 Annual Meeting Proxy Statement") is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information under the captions "Executive Officers -- Executive Compensation" to be set forth in the 2000 Annual Meeting Proxy Statement is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information under the captions "Stock Ownership - Ownership of Common Stock by the Principal Stockholders and Management" to be set forth in the 2000 Annual Meeting Proxy Statement is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information under the captions "Stock Ownership - Transactions and Agreements with Pechiney" to be set forth in the 2000 Annual Meeting Proxy Statement is incorporated herein by this reference.


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  (1) Financial Statements:

     See "Index to Consolidated Financial Statements" set forth in Item 8, "Financial Statements and Supplementary Data."

(2)  Financial Statement Schedules:

     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)  Exhibits:

     See the Index to Exhibits which appears at the end of this document and which is incorporated by reference herein.

(b)  Reports on Form 8-K:

     The Company did not file any Current Reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMERICAN NATIONAL CAN GROUP, INC.


                           By:      /s/  Edward A. Lapekas
                                     ---------------------------------
                                     Edward A. Lapekas
                                     Chairman and Chief Executive Officer
Date: March 6, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                          Title                             Date
        ---------                          -----                             ----
/s/  Edward A. Lapekas          Chairman and Chief Executive Officer    March 6, 2000
-----------------------------   and Director
     Edward A. Lapekas

/s/  Alan H. Schumacher         Executive Vice President and            March 6, 2000
------------------------------  Chief Financial Officer
     Alan H. Schumacher

/s/  John G. LaBahn             Vice President, Controller and          March 6, 2000
------------------------------  Chief Accounting Officer
     John G. LaBahn


Frank W. Considine, Ronald J. Gidwitz,
George D. Kennedy, Homer J. Livingston, Jr.,
Roland H. Meyer, Jr., James J. O'Connor,
Alain Pasquier, Jean-Pierre Rodier,
Jean-Dominique Senard,
and James R. Thompson           Directors

By: /s/  Edward A. Lapekas                                              March 6, 2000
    ---------------------------
         Edward A. Lapekas
         Attorney-in-fact

REPORT OF INDEPENDENT ACCOUNTANTS
---------------------------------

To the Board of Directors and Shareholders of American National Can Group, Inc.:

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of American National Can Group, Inc. and its subsidiaries at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    As discussed in Note 1, effective January 1, 1998, the Company adopted AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities."


/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
February 10, 2000

                        AMERICAN NATIONAL CAN GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                   YEAR ENDED DECEMBER 31,
                                                                                   -----------------------
                                                                 NOTES        1997           1998          1999
                                                                 -----        ----           ----          ----
                                                             (IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

Net sales ...............................................                 $  2,465,018    $ 2,458,849  $  2,328,074
Cost of goods sold (excluding depreciation)..............                    2,069,206      1,984,369     1,848,407
Selling, general and administrative expense..............                      134,221        138,257       118,571
Research and development expense.........................                       19,514         15,224        13,746
Depreciation and amortization ...........................                       77,656         82,057        79,601
Goodwill amortization ...................................                       41,035         40,474        41,202
Restructuring charge (credit) and writedown of
   property and equipment ...............................        7,18           10,924         (2,437)        5,786
                                                                          ------------    -----------  ------------
OPERATING INCOME FROM CONTINUING OPERATIONS .............                      112,462        200,905       220,761
Interest expense ........................................          12           90,433         68,773        70,761
Interest income and other financial income
   (expense), net .......................................          13           26,880         10,634        13,466
                                                                          ------------    -----------  ------------
INCOME FROM CONTINUING OPERATIONS BEFORE
    INCOME TAXES, EQUITY EARNINGS, MINORITY  INTEREST,
    EXTRAORDINARY CHARGE AND CUMULATIVE EFFECT OF
    ACCOUNTING CHANGE ...................................                       48,909        142,766       163,466
Income tax expense ......................................          11           30,027         26,546        69,734
                                                                          ------------    -----------  ------------
INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY
   EARNINGS, MINORITY INTEREST, EXTRAORDINARY  CHARGE
   AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE ...........                       18,882        116,220        93,732
Equity in net earnings (loss) of affiliates .............           8           (3,475)         4,465         5,166
Minority interest .......................................                       (5,352)        (4,997)       (1,279)
                                                                          ------------    -----------  ------------
INCOME FROM CONTINUING OPERATIONS BEFORE
   EXTRAORDINARY CHARGE AND CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE .................................                       10,055        115,688        97,619
Income from discontinued operations, net of
   tax expense of  $8,715,  $13,599 and $7,122 ..........           2            2,392            527         4,557
Extraordinary charge, net of tax benefit of $1,195 ......           9               --             --        (1,823)
Cumulative effect of accounting change, net of tax
   benefit of $1,381.....................................           1               --         (2,566)           --
                                                                          ------------    -----------  ------------
NET INCOME ..............................................                 $     12,447    $   113,649  $    100,353
                                                                          ============    ===========  ============

EARNINGS PER SHARE - BASIC AND ASSUMING DILUTION                    4
Income from continuing operations before extraordinary
   charge and cumulative effect of accounting change ....                 $       0.18    $      2.10  $       1.77
Income from discontinued operations .....................                         0.05           0.01          0.08
Extraordinary charge ....................................                           --             --         (0.03)
Cumulative effect of accounting change ..................                           --          (0.04)           --
                                                                          ------------    -----------  ------------
NET INCOME ..............................................                 $       0.23    $      2.07  $       1.82
                                                                          ============    ===========  ============

Weighted average shares outstanding -
   basic (in thousands) .................................                       55,000         55,000        55,000
                                                                          ============    ===========  ============

Weighted average shares outstanding -
   assuming dilution (in thousands) .....................                       55,000         55,000        55,094
                                                                          ============    ===========  ============

Dividends declared per share ............................                 $         --    $        --  $       0.42
                                                                          ============    ===========  ============


                 See notes to Consolidated Financial Statements.

                       AMERICAN NATIONAL CAN GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                              DECEMBER 31,
                                                                              -----------
                                                            NOTES        1998              1999
                                                            -----        ----              ----
                                                                     (in thousands of U.S. dollars)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents.............................              $    170,549       $     53,155
Accounts receivable...................................        5          138,312            143,486
Other receivables and prepaid expenses................                    42,232             71,409
Inventories...........................................        6          236,340            222,707
Net current assets of discontinued operations.........        2           46,454                 --
Deferred income taxes.................................       11          109,713             86,339
                                                                    ------------       ------------
TOTAL CURRENT ASSETS..................................                   743,600            577,096
Property and equipment, net...........................      7,18         836,064            790,199
Goodwill, net.........................................        1        1,224,348          1,221,565
Investments in equity affiliates......................        8          112,541            102,410
Pension asset.........................................       15          212,531            277,450
Net noncurrent assets of discontinued operations......        2          536,397                 --
Deferred income taxes.................................       11          193,168            156,883
Other long-term assets................................                    68,568            101,215
                                                                    ------------       ------------
TOTAL ASSETS..........................................              $  3,927,217       $  3,226,818
                                                                    ============       ============

LIABILITIES AND EQUITY:
CURRENT LIABILITIES
Accounts payable-- trade..............................              $    241,215       $    247,020
Other payables and accrued liabilities................       16          342,509            372,119
Current portion of long-term debt.....................      9,10           6,704                245
Short-term financing:.................................        9
   External...........................................                    20,258             64,350
   Related party......................................                   659,783                 --
                                                                    ------------       ------------
TOTAL CURRENT LIABILITIES.............................                 1,270,469            683,734
Deferred income taxes.................................       11           59,900             53,826
Postretirement benefit obligations....................       15          309,004            302,860
Other long-term liabilities...........................       17          169,828            145,973
Long-term debt:.......................................      9,10
   External...........................................                   259,921            972,732
   Related party......................................                   291,277                 --
                                                                    ------------       ------------
TOTAL LIABILITIES.....................................                 2,360,399          2,159,125
                                                                    ------------       ------------
Commitments and contingencies.........................       21               --                 --
Minority interests....................................                    28,530              7,002
EQUITY
Preferred stock (25,000,000 shares authorized,
    none issued and outstanding)......................                        --                 --
Common stock ($0.01 par value, 1,000,000,000 shares
    authorized, 55,000,000 issued and outstanding)....                        --                550
Additional paid in capital ...........................                        --          1,198,205
Receivable from Pechiney Plastic Packaging, Inc. .....       21               --            (61,825)
Retained earnings ....................................                        --              8,611
Owner's equity .......................................                 1,603,367                 --
Accumulated other comprehensive loss .................                   (65,079)           (84,850)
                                                                    ------------       ------------
TOTAL EQUITY..........................................                 1,538,288          1,060,691
                                                                    ------------       ------------
TOTAL LIABILITIES AND EQUITY..........................              $  3,927,217       $  3,226,818
                                                                    ============       ============

                 See notes to Consolidated Financial Statements.

                       AMERICAN NATIONAL CAN GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 YEAR ENDED DECEMBER 31,
                                                                                 ----------------------
                                                                              1997         1998         1999
                                                                              ----         ----         ----
                                                                              (IN THOUSANDS OF U.S. DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income from continuing operations before extraordinary
     charge and cumulative effect of accounting change.............        $   10,055   $  115,688   $   97,619
   Minority interests..............................................             5,352        4,997        1,279
   Equity in net (earnings) loss of affiliates.....................             3,475       (4,465)      (5,166)
   Depreciation and amortization...................................           118,691      122,531      120,803
   Restructuring charge (credit) and writedown of
      property and equipment.......................................            10,924       (2,437)       5,786
   Pension income..................................................           (21,768)     (40,847)     (33,933)
   Provision (benefit) for deferred income taxes...................            (7,310)      30,691       21,734
   Reduction in income tax reserve.................................                --      (32,206)          --
   Other non-cash (income) expense, net............................            13,060       17,824       (9,722)
   Changes in assets and liabilities exclusive of effects from acquisitions, divestitures and translation adjustments:
         Decrease in inventories...................................             6,434       23,243          568
         Increase in accounts receivable...........................           (45,696)      (3,140)     (31,558)
         (Decrease) increase in accounts payable...................            39,386      (10,958)      20,656
         Other changes in assets and liabilities...................            (3,446)     (41,741)     (19,708)
   Restructuring expenditures......................................           (22,553)     (12,059)     (17,620)
   Prepayment penalty on early retirements of long-term debt.......                --           --       (3,018)
   Pension funding.................................................           (54,865)     (14,610)      (8,449)
   Dividends received from unconsolidated affiliates...............            13,493        8,243        8,313
                                                                           ----------   ----------   ----------
Net cash provided by operating activities of continuing operations.            65,232      160,754      147,584
Net cash provided by (used in) operating activities
   of discontinued operations......................................            96,704       24,725      (13,669)
                                                                           ----------   ----------   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES..........................           161,936      185,479      133,915


CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment......................           (71,861)     (65,196)     (78,393)
   Acquisition of minority interest in Turkey......................                --           --      (53,000)
   Proceeds from sale of joint venture.............................                --           --        9,375
   Proceeds from sales of property, plant and equipment............             8,538        6,998        3,968
   Other...........................................................             6,320           --           --
                                                                           ----------   ----------   ----------
Net cash used in investing activities of continuing operations.....           (57,003)     (58,198)    (118,050)
Net cash used in investing activities of discontinued operations...           (55,062)     (84,758)     (63,764)
                                                                           ----------   ----------   -----------
NET CASH USED IN INVESTING ACTIVITIES..............................          (112,065)    (142,956)    (181,814)






                 See notes to Consolidated Financial Statements.

                       AMERICAN NATIONAL CAN GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            YEAR ENDED DECEMBER 31,
                                                                            ----------------------
                                                                          1997          1998      1999
                                                                          ----          ----      ----
                                                                         (IN THOUSANDS OF U.S. DOLLARS)
   CASH FLOWS FROM FINANCING ACTIVITIES:
      Additions to long-term debt..................................        1,037       265,295  1,157,501
      Payments on long-term debt...................................      (27,732)     (595,951)  (721,738)
      Debt issuance costs..........................................           --            --     (8,922)
      Net increase (decrease) in short-term financing..............       34,284       (95,644)  (375,050)
      Proceeds from issuance of common and preferred stock by
         subsidiary companies to Pechiney..........................           --       883,100         --
      Capital contributions from Pechiney..........................          602            --         --
      Dividends paid:
         To shareholders...........................................           --            --    (15,400)
         To Pechiney...............................................       (7,658)     (425,028)  (121,522)
         To minority interests in subsidiaries.....................       (4,016)       (5,503)    (4,775)
                                                                       ---------     ---------   ---------
    Net cash provided by (used in) financing activities
       of continuing  operations...................................       (3,483)       26,269    (89,906)
    Net cash provided by (used in) financing activities of
       discontinued operations.....................................       (3,282)       (5,079)    34,084
                                                                       ---------     ---------   --------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES............       (6,765)       21,190    (55,822)


    NET EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH.............       (4,133)        1,161    (15,182)
                                                                       ---------     ---------   ---------


    Net increase (decrease) in cash and cash equivalents...........       38,973        64,874   (118,903)
    Net (increase) decrease in cash and cash equivalents of
       discontinued operations.....................................          454          (160)     1,509
                                                                       ---------     ---------   --------

    Net increase (decrease) in cash and cash equivalents
      of continuing operations.....................................       39,427        64,714   (117,394)
    Cash and cash equivalents at beginning of year.................       66,408       105,835    170,549
                                                                       ---------     ---------   --------
    CASH AND CASH EQUIVALENTS AT END OF YEAR.......................    $ 105,835     $ 170,549   $ 53,155
                                                                       =========     =========   ========


   SUPPLEMENTAL DISCLOSURES
      Cash payments during the year for:
         Interest..................................................    $  89,646     $  67,545   $ 72,329
         Income taxes..............................................       22,502        41,141     44,854
      Non-cash transactions:
         Forgiveness of debt by Pechiney...........................      152,000            --         --
         Contribution by Pechiney of its minority interest in
             European subsidiaries.................................           --       883,100         --
         Transfer debt to PPPI.....................................           --            --    260,000
         Transfer plastic packaging operations to Pechiney.........           --            --    667,651
         Receivable from PPPI for Viskase indemnification..........           --            --     61,825





                 See notes to Consolidated Financial Statements.

                       AMERICAN NATIONAL CAN GROUP, INC.
                  CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
                         (IN THOUSANDS OF U.S. DOLLARS)

                                                                                                            ACCUMULATED
                                                                      ADDITIONAL   RECEIVABLE                  OTHER
                                                OWNER'S    COMMON      PAID IN        FROM      RETAINED   COMPREHENSIVE
                                                EQUITY      STOCK      CAPITAL        PPPI      EARNINGS   INCOME (LOSS)    TOTAL
                                              -----------  -------    ---------     --------   ----------  -------------    ------
Balance at December 31, 1996                  $  874,255  $      --  $       --     $      --   $    --    $(58,598)     $  815,657
Net income                                        12,447                                                                     12,447
Changes in accumulated other
  comprehensive income:
   Foreign currency translation adjustment,
        net of tax benefit of $7,496                                                                        (56,353)        (56,353)
   Minimum pension liability adjustment,
        net of tax expense of $18,690                                                                        29,552          29,552
Capital contribution from Pechiney
   related to forgiveness of debt ($152,000)
   and Brazilian subsidiary ($602)               152,602                                                                    152,602
Dividends paid to Pechiney                        (7,658)                                                                    (7,658)
Impact of divestiture                                                                                         1,421           1,421
                                              ----------  ---------  ----------     ---------   -------    --------      ----------
Balance at December 31, 1997                   1,031,646         --          --            --         --    (83,978)        947,668
Net income                                       113,649                                                                    113,649
Changes in accumulated other
  comprehensive income:
   Foreign currency translation adjustment,
        net of tax expense of $4,263                                                                         29,892           29,892
   Minimum pension liability adjustment,
        net of tax benefit of $7,207                                                                        (10,993)        (10,993)
Contribution by Pechiney of minority
    interest in European subsidiaries            883,100                                                                    883,100
Dividends paid to Pechiney                      (425,028)                                                                  (425,028)
                                              ----------  ---------  ----------     ---------   -------    --------      ----------
Balance at December 31, 1998                   1,603,367         --          --            --         --    (65,079)      1,538,288
Reorganization and transfer of discontinued
  plastic packaging operations to Pechiney in
  association with initial public offering:
    Transfer debt to plastic packaging
       operations                                260,000                                                                    260,000
    Transfer net assets of plastic packaging
       operations to Pechiney                   (673,839)                                                     6,188        (667,651)
   Capital contribution from Pechiney                282                                                                        282
   Dividends paid to Pechiney                   (121,522)                                                                  (121,522)
Net income January 1 through  July 28, 1999       68,642                                                                     68,642
Pechiney indemnification of
   Viskase obligation                                                    61,825       (61,825)                                   --
Initial public offering                       (1,136,930)       550   1,136,380                                                  --
Net income July 29 through December 31, 1999                                                     31,711                      31,711
Dividends declared to shareholders                                                              (23,100)                    (23,100)
Changes in accumulated other
  comprehensive income:
   Foreign currency translation adjustment,
      net of tax benefit of $8,472                                                                          (39,630)        (39,630)
   Minimum pension liability adjustment,
      net of tax expense of $8,956                                                                           13,671          13,671
                                              ----------  ---------  ----------     ---------   -------    --------      ----------
Balance at December 31, 1999                  $       --  $     550  $1,198,205     $ (61,825)  $ 8,611    $(84,850)     $1,060,691
                                              ==========  =========  ==========     =========   =======    ========      ==========

    Accumulated other comprehensive income items comprise cumulative translation adjustments of $22,415, $77,347, $47,455 and $84,850 and minimum pension liability adjustments of $36,183, $6,631, $17,624 and $0 at December 31, 1996, 1997, 1998 and 1999, respectively. Such amounts are net of tax aggregating $32,637, $21,443, $24,387 and $21,305 at those dates, respectively. The net amounts applicable to the discontinued plastics business at December 31, 1996, 1997 and 1998 include $8,714, $2,702 and $804, respectively for cumulative translation adjustments and $2,673, $3,469 and $4,265, respectively for minimum pension liability adjustments.




                 See notes to Consolidated Financial Statements.

                        AMERICAN NATIONAL CAN GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS OF U.S. DOLLARS)


NOTE 1 -- COMPANY FORMATION AND BASIS OF PRESENTATION

COMPANY FORMATION

    American National Can Group, Inc. (the "Company" or "ANC"), a Delaware company, consists of the former worldwide beverage can business of Pechiney, a French company. The Company was incorporated with the issuance of 55,000,000 shares of ANC common stock and was formed through a series of transactions (the "Reorganization") completed immediately prior to the initial public offering (the "Offering" or the "IPO") by Pechiney of a 54.5% ownership interest in the Company. Operations of the Company prior to the Reorganization were conducted by
(a) Pechiney North America, Inc. ("PNA") (a wholly owned subsidiary of Pechiney), through its 90% owned subsidiary (Pechiney owned directly the remaining 10%), American National Can Company ("ANCC"), and ANCC's various European (in which Pechiney held a minority interest) and Asian subsidiaries, and (b) Pechiney through its subsidiaries in Turkey (65% owned), France (100% owned) and Brazil (100% owned) and joint ventures in Mexico and Korea. ANCC also owned and operated a plastics packaging business.

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

    On July 28, 1999, the Company acquired the remaining 35% minority interest in its Turkish subsidiary for $53,000 in cash and is including 100% of the Turkish subsidiary's operating results in the consolidated financial statements thereafter.

    On August 2, 1999, Pechiney completed the IPO by selling 30,000,000 shares of ANC common stock for $17.00 per share less underwriting discounts and commissions. ANC did not receive any proceeds from the IPO. Pechiney continues to hold 25,000,000 shares of ANC common stock.

BASIS OF PRESENTATION

    The accompanying financial statements include the combined accounts of PNA, ANCC and the entities transferred by Pechiney to the Company for the periods presented up to the IPO date and the consolidated accounts of the Company as of and for the five months ended December 31, 1999. The former plastics operations of ANCC have been presented as discontinued operations in the accompanying financial statements. As a consequence, the amounts of the net current and net non-current assets and liabilities of the plastics operations have been aggregated and presented as single-line items in the consolidated balance sheet at December 31, 1998. In the consolidated statements of income and of cash flows for all periods presented, the operating results and cash flows of the plastics business through July 28, 1999, the date of their transfer to Pechiney, have been presented separately as single-line items.

In February 1998, Pechiney reorganized the ownership of its beverage can European subsidiaries. As a result of that reorganization, newly created foreign subsidiaries of ANCC, which own all the stock of the European subsidiaries, issued common and preferred stock to Pechiney for $883,100, representing a 44% ownership interest in the subsidiaries. The proceeds were lent by ANCC to PNA. PNA utilized the proceeds to repay debt owing to Pechiney ($473,100) and for payment of a dividend to Pechiney ($410,000). In connection with the Reorganization Pechiney transferred its minority interest in the European subsidiaries to the Company and, accordingly, $883,100 was recorded in the consolidated financial statements as a contribution to capital. The consolidated financial statements reflect ANCC's 100% ownership of the European subsidiaries after considering the contribution to capital.

ACCOUNTING PRINCIPLES

    The consolidated financial statements of ANC are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

NEWLY ISSUED ACCOUNTING PRINCIPLES

- In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued its Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The statement requires capitalization of external direct costs of materials and services consumed in the development or obtainment of internal use computer software, payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project and interest costs incurred during the development of the computer software for internal use. ANC adopted this statement effective January 1, 1998 and capitalized $8,741 and $5,690 of software costs in 1998 and 1999, respectively, which will be amortized on a straight-line basis over a period of 5 years.

- In April 1998, the AICPA issued its Statement of Position 98-5, "Reporting on the Costs of Start-up Activities". This statement requires the cost of start-up activities and organization costs to be expensed as incurred. ANC adopted this statement effective January 1, 1998 and unamortized costs that were previously capitalized through that date were written off as a cumulative effect of an accounting change. This resulted in a charge of $2,566 (net of taxes of $1,381) to continuing operations and $1,481 (net of taxes of $971) to discontinued operations in 1998.

- In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires that all derivatives be recognized as assets and liabilities and measured at fair value. Changes in the fair value of derivatives not qualifying as hedges are required to be reported in earnings. Adoption of the standard will be required in ANC's financial statements for the year ending December 31, 2001. Management is in the process of evaluating this standard and has not yet determined the future impact on ANC's consolidated financial statements.

SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF COMBINATION

    The consolidated financial statements include the accounts of the entities referred to above under Company Formation and Basis of Presentation. The equity method of accounting is used for unconsolidated companies in which ANC exercises significant influence. All significant intercompany transactions and profits have been eliminated.

REVENUE RECOGNITION

   Revenues are recognized when goods are shipped.

TRANSLATION

    Asset and liability accounts denominated in non-U.S. currencies are translated into U.S. dollars at year-end exchange rates, while revenues and costs are translated at average rates of exchange in effect during the period. The net effect of translating non-U.S. currencies is recorded as a cumulative adjustment within accumulated other comprehensive income, net of applicable income taxes.

PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost including interest incurred on funds borrowed during the period that major items are constructed for their intended use. Interest costs of $170 were capitalized in 1999. No interest costs were capitalized during 1997 and 1998. Capitalized leases are stated at the present value of future minimum lease payments. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets (buildings - 40 years and machinery and equipment - 4 to 25 years).

    In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, this carrying amount is compared with management's best estimates of the future cash flows (undiscounted and without interest charges) expected to result from the use of the assets and their eventual disposition. If the sum of expected future cash flows is less than the carrying amount of the assets, an impairment loss is recognized based on the fair value of the assets; when a market value is not available, the fair value is generally estimated as the present value of expected future cash flows.

INVENTORIES

    Inventories are stated at the lower of cost or market. The cost of substantially all U.S. inventories, other than spare parts, is determined by the last-in, first-out (LIFO) method. The cost of substantially all other inventories is determined by the first-in, first-out (FIFO) method. At December 31, 1998 and 1999, inventories stated at LIFO comprised approximately 36% and 33%, respectively, of consolidated inventories.

GOODWILL

    The difference between the purchase price and the book value of net assets acquired is allocated to tangible and intangible assets and to assumed liabilities for which a fair value can be specifically determined. The excess of the purchase price over the fair value of net assets acquired is allocated to goodwill. Goodwill is amortized on a straight-line basis over a period not exceeding 40 years.

    Substantially all of the goodwill reflected on the consolidated balance sheet arose from the revaluation of the tangible assets and assumed liabilities of ANC as of the date of its acquisition by Pechiney in 1988. In 1999 ANC recorded goodwill of $38,603 related to the acquisition of the remaining 35% minority interest in its Turkish subsidiary.

    Goodwill related to the acquisition by Pechiney was allocated to the beverage can business and the plastics business based on their estimated fair market values. At December 31, 1998 and 1999, accumulated amortization of goodwill aggregated $470,764 and $511,966, respectively.

    The carrying value of goodwill is reviewed regularly in accordance with Accounting Principles Board Opinion No. 17, "Intangible Assets", ("APB 17") and SFAS 121 to reflect changes which may have permanently impaired the profitability and the value of the related assets:

    -- For purposes of APB 17, the Company evaluates goodwill impairment on a fair value basis. Under this method, the carrying value of goodwill of the Company is compared with the fair value of the Company determined on the basis of management's best estimates of the market value of these entities or comparable entities using financial multiples derived from investment bankers, financial analysts and other independent sources which management believes are reliable.

    -- For purposes of SFAS 121, goodwill associated with property, plant and equipment is reviewed for impairment jointly with the property, plant and equipment with which it is associated.

    No writedowns were required in the periods presented as a result of the evaluations performed under these two methodologies.

    The Company will continue to evaluate goodwill impairment under both APB 17 and FAS 121. Factors that will be considered in the evaluation process include:

    -- The selling price of ANC common stock as compared to its net book value over a period of one year or more.
    -- Loss of a major customer contract.
    -- Operating results or cash flows significantly different than the long-range plan.
    -- Significant adverse changes in ANC's business.

    During 1998, certain income tax uncertainties related to the 1988 acquisition of ANC by Pechiney were resolved and the related liabilities established at the acquisition date were reversed resulting in a net $46,122 reduction in goodwill, of which $35,649 was allocated to continuing operations based on the relationship of goodwill for continuing operations to total goodwill for continuing and discontinued operations (Note 11).

CAPITALIZED SOFTWARE

    Capitalized software which is included in other long-term assets on the consolidated balance sheet reflects costs for internally developed or purchased software for projects that are capitalized and amortized on a straight-line basis over periods not exceeding 5 years. At December 31, 1999, software costs of $14,431 have been capitalized with amortization expense of $0 for 1997, $857 for 1998 and $2,171 for 1999.

RESEARCH AND DEVELOPMENT COSTS

    Research and development costs are expensed as incurred.

DEFERRED INCOME TAXES

    Deferred income taxes are accounted for using the liability method on temporary differences between the financial statement and tax bases of assets and liabilities. These deferred taxes are measured by applying currently enacted tax laws. Valuation allowances are established on deferred tax assets when management estimates that it is more likely than not that the related benefit will not be realized.

FINANCIAL INSTRUMENTS

    ANC's financial instruments include cash, current accounts and notes receivable, noncurrent receivables, accounts payable, short-term and long-term debt, and foreign currency exchange contracts. The market value of cash and current receivables and payables are considered to be identical to the book value due to the short-term nature of those instruments. The market value for noncurrent receivables and short-term and long-term debt, based on current interest rates available to ANC for similar instruments, approximated their carrying value at December 31, 1999.

    ANC enters into foreign currency exchange contracts as a hedge against firm currency commitments which are primarily for the purchase of raw materials and the sale of finished goods. ANC's foreign currency exchange contracts do not subject ANC to significant risk due to exchange rate movements because gains and losses on these contracts are deferred and offset against gains and losses on the transactions being hedged. At December 31, 1999, ANC had forward exchange contracts with maturity dates through July 2003 to purchase $353,000 and to sell $136,000 of various foreign currencies. The fair value of these contracts, which represents the sum that ANC would receive or (pay) if the instruments were unwound, was approximately ($2,000) and ($37,000) at December 31, 1998 and 1999, respectively. Prior to the IPO and for most of 1999, ANC continued to hedge its foreign exchange exposures through Pechiney. Following the IPO, ANC established foreign exchange trading lines with appropriate trading authorizations and these are now in place and overseen by ANC's risk management department.

PREPAID CUSTOMER INCENTIVES

    Included in prepaid expenses and other long-term assets are prepaid customer incentives, representing payments to certain customers in exchange for entering into long-term sales contracts requiring purchases of guaranteed minimum quantities. These incentive payments are capitalized upon payment and generally amortized over the length of the underlying contract on a straight-line basis.

UNCERTAINTIES RESULTING FROM THE USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions.

    Estimates and assumptions are particularly significant with respect to estimating liabilities such as provisions and accruals for litigation or environmental reserves. They are also significant with respect to assessing the recoverability of the carrying value of accounts and notes receivable, property, plant and equipment, goodwill, other intangible assets and deferred tax assets, which, to a large extent, is based on estimates of expected future net income or cash flows. Actual future net income and cash flows could vary significantly from the estimates.

CASH AND CASH EQUIVALENTS

    For purposes of the statement of cash flows, cash and cash equivalents include all financial instruments with an initial maturity of 90 days or less.

EARNINGS PER SHARE

    Basic and diluted earnings per share for the periods prior to the IPO have been calculated by dividing net income by the average shares outstanding after the Offering of 55,000,000. Basic earnings per share since the IPO has been calculated by dividing net income by average shares outstanding after the Offering of 55,000,000. Diluted earnings per share since the IPO includes the dilutive impact of the weighted average common share equivalents related to employee stock and stock option plans. The Company uses the treasury stock method to calculate the dilutive impact of outstanding employee stock-based awards (Notes 4 and 14).

EMPLOYEE STOCK-BASED COMPENSATION

    The Company has adopted the disclosures only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which requires disclosure of the fair value and other characteristics of stock options (Note 14). The Company accounts for employee stock-based compensation using the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, no compensation expense is recorded if the exercise price of stock options is equal to the underlying stock on the date of grant.

RECLASSIFICATIONS

    Certain reclassifications have been made in the 1998 and 1997 consolidated financial statements to conform to the 1999 presentation.

NOTE 2 -- DISCONTINUED OPERATIONS

    The plastics packaging business of ANC was transferred to Pechiney effective with the Reorganization and IPO (Note 1). These operations have been reflected as discontinued operations for all periods presented in the consolidated financial statements. The net assets of the discontinued business at December 31, 1998 comprise:

              NET CURRENT ASSETS
              Cash                                           $    1,509
              Accounts receivable, net                           12,623
              Inventories:
                 Raw materials                                   38,054
                 Spare parts                                      7,326
                 Work-in-process                                 25,950
                 Finished goods                                  64,801
                                                             ----------
              Total inventories                                 136,131
              Other receivables and prepaid expenses             20,261
              Deferred income taxes                               7,682
              Accounts payable -- trade                         (48,692)
              Postretirement benefit obligations                (29,000)
              Other payables and accrued liabilities            (46,320)
              Current portion of long-term debt                  (4,388)
              Short-term financing -- External                   (3,352)
                                                             ----------
              Net current assets                             $   46,454
                                                             ==========

              NET NONCURRENT ASSETS
              Property, plant and equipment                  $  449,264
              Goodwill                                          327,060
              Deferred income taxes                             118,952
              Pension asset                                         177
              Other long-term assets                             43,781
              Postretirement benefit obligations               (331,797)
              Other long-term liabilities                        (7,565)
              Long-term debt -- Related party                   (63,475)
                                                             ----------
              Net noncurrent assets                          $  536,397
                                                             ==========

    In December 1995, ANC entered into an agreement with PMC Lease Co., a related party, for the sale and leaseback of certain plastics business machinery and equipment. Based on an independent valuation, the final selling price of these assets was $79,260, which approximated their book value. PMC Lease Co. paid ANC $14,631 in 1995 and issued a note receivable for the balance. The note is repayable in annual installments over 10 years, with the final installment due in December 2005, and bears interest at 6.1%. The lease has been recorded as a capital lease. The recorded assets and liabilities related to this agreement have been included in the net assets of discontinued operations in the consolidated balance sheet at December 31, 1998.

    In 1997, Pechiney completed the sale of ANC's 51% interest in an Italian subsidiary engaged in the manufacture of food cans for proceeds of $3,239, net of $13,000 of subsidiary cash.

    In December 1996, the plastics business recorded a restructuring charge of $32,412. The 1996 charge resulted from Project Challenge initiatives and comprised the cost to close the Mt. Vernon, OH plant, sever an additional 89 employees primarily in plants other than Mt. Vernon, and to writedown equipment in other plants to fair value. Costs to close the Mt. Vernon plant include fixed asset impairments to reduce fixed assets to estimated fair values, severance costs for 222 employees, and other plant closing costs such as asset dismantling costs. The plant was closed during the fourth quarter of 1998. The number of employees terminated under the 1996 program through July 31, 1999 was 288. Remaining restructuring reserves included in the liabilities of the discontinued business were $6,751 at December 31, 1998. The balance at July 28, 1999 of $4,287 was transferred to Pechiney.

    The activity in the restructuring reserve for the plastics business was as follows:


                                                   EMPLOYEE                 EQUIPMENT
                                                  TERMINATION               DISMANTLE
                                                      AND                      AND       NON-CASH
                                                   SEVERANCE    FACILITY    DISPOSAL      ASSET
                                                   PROGRAMS       COSTS       COSTS     WRITEDOWNS      TOTAL
                                                   --------       -----       -----     ----------      -----
Balance at December 31, 1996                       $ 5,805      $  2,143     $ 5,193     $      --   $  13,141
Cash payments                                         (244)         (168)       (425)           --        (837)
Non-cash utilized                                     (141)           --          --            --        (141)
                                                   -------      --------     -------     ---------   ---------
Balance at December 31, 1997                         5,420         1,975       4,768            --      12,163
Credit to income                                      (720)       (1,765)        420         1,365        (700)
Cash payments                                       (2,748)           --        (599)           --      (3,347)
Non-cash utilized                                       --            --          --        (1,365)     (1,365)
                                                   -------      --------     -------     ---------   ---------
Balance at December 31, 1998                         1,952           210       4,589            --       6,751
Cash payments                                         (872)          (88)     (1,504)           --      (2,464)
Transfer to Pechiney                                (1,080)         (122)     (3,085)           --      (4,287)
                                                   -------      --------     -------     ---------   ---------
Balance at July 28, 1999                           $    --      $     --     $    --     $      --   $      --
                                                   =======      ========     =======     =========   =========

    In 1998, as a result of the closing of the Mount Vernon plant and the reduction of targeted positions through natural attrition, the plastics business finalized certain estimates and reduced the accruals for employee termination and severance benefits by $720 and facility costs by $1,765. The estimate for equipment dismantle and disposal costs was increased by $420 and obsolete inventory of $1,365 was charged to income. The closing of the Mount Vernon facility during 1998 resulted in the loss of business with certain customers. As a result, the remaining inventory on hand at the closing date became excess/obsolete because it was no longer saleable.

    Income (loss) from discontinued operations as presented in the consolidated statements of income comprises:

                                                                          YEAR ENDED DECEMBER 31,
                                                                          ----------------------
                                                                       1997          1998         1999
                                                                      -----          ----         ----
Income before income taxes                                          $  11,107      $ 16,578     $ 11,679
Income tax expense                                                     (8,715)      (14,570)      (4,989)
                                                                    ----------     --------     --------
Income before cumulative effect of accounting change                    2,392         2,008        6,690
Cumulative effect of accounting change, net of tax
    of $971 (Note 1)                                                       --        (1,481)          --
Tax provision on sale of Canadian operations to Pechiney                   --            --       (2,133)
                                                                    ---------      --------     --------
Income from discontinued operations                                 $   2,392      $    527     $  4,557
                                                                    =========      ========     ========

    Net sales for the plastics business were $846,409 and $827,233 for the years ended December 31, 1997 and 1998, respectively and $497,710 for the seven month period ended July 31, 1999.

    The plastics operations of ANC and the beverage can business of ANC have historically been operated and managed on an independent basis. The assets and liabilities directly related to the plastics operations are included in net assets of the discontinued operations in the consolidated balance sheet. Revenues and expenses directly related to the plastics operations have been reflected in income (loss) from discontinued operations in the consolidated income statement. No amounts have been allocated to the plastics operations except for certain centralized data processing, human resources, payroll, accounting and tax service functions. The direct cost of these services is charged to the plastics operations using varying bases, primarily the number of transactions processed. The costs for these services are negotiated and agreed to by the business and the service provider. Selling, general and administrative expenses included $9,683 in 1997, $9,698 in 1998 and $5,637 in the seven month period in 1999 for these charges. No amounts have been allocated to the plastics operations for general corporate overhead.

NOTE 3 -- COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss) for the years ended December 31, 1997, 1998 and 1999 consisted of the following:

                                                                    1997          1998          1999
                                                                    ----          ----          ----
   Net income                                                   $   12,447    $  113,649    $ 100,353

     Other comprehensive income (loss):

        Foreign currency translation adjustment                    (63,849)       34,155      (48,102)
        Foreign currency translation adjustment tax effect           7,496        (4,263)       8,472
                                                                ----------    -----------   ---------
        Foreign currency translation adjustment, net of tax        (56,353)       29,892      (39,630)
                                                                ----------    ----------    ---------

        Minimum pension liability adjustment                        48,242       (18,200)      22,627
        Minimum pension liability adjustment tax effect            (18,690)        7,207       (8,956)
                                                                -----------   ----------    ---------
        Minimum pension liability adjustment, net of tax            29,552       (10,993)      13,671
                                                                ----------    -----------   ---------

   Comprehensive income (loss)                                  $  (14,354)   $  132,548    $  74,394
                                                                ==========    ==========    =========

NOTE 4 -- EARNINGS PER SHARE

    The following is a reconciliation of the numerators and denominators of the basic and assuming dilution earnings per share from continuing operations computations (in thousands, except per share amounts):

                                                                      YEAR ENDED DECEMBER 31,
                                                                      -----------------------
                                                                    1997        1998          1999
                                                                    ----        ----          ----
         INCOME (NUMERATOR):
         Income from continuing operations before extraordinary
             charge and cumulative effect of accounting change    $ 10,055    $115,688      $ 97,619

         SHARES (DENOMINATOR):
         Weighted average number of shares outstanding
             during the period                                      55,000      55,000        55,000
         Incremental common shares attributable to
             dilutive stock awards                                       -           -            94
                                                                  --------    --------      --------
         Dilutive number of shares outstanding
             during the period                                       55,000     55,000        55,094
                                                                  =========   ========      ========

         Basic earnings per common share                          $    0.18   $   2.10      $   1.77
         Earnings per common share assuming dilution              $    0.18   $   2.10      $   1.77


    Prior to the IPO and as of December 31, 1999, no additional dilutive securities were outstanding.


NOTE 5 -- ACCOUNTS RECEIVABLE

    In 1997, ANC began selling all of its U.S. receivables to American National Can Receivables Corporation ("ANCRC"), a wholly owned nonconsolidated subsidiary of ANC. ANCRC entered into a Receivables Sale Agreement with a financial institution under which it is able to sell through November 17, 2000, with limited recourse, an undivided interest of up to $60,000 in the receivables that it purchases from ANC. Prior to the IPO, ANCRC was able to sell up to $125,000 (including those related to its Plastics operations) of the receivables purchased from ANC. At December 31, 1998 and 1999, ANCRC had sold to the financial institution, undivided interests of $37,768 and $35,342, respectively, in the receivables that it purchased from ANC. At December 31, 1998 and 1999, accounts receivable as shown in the consolidated balance sheet included $67,704 and $49,320, respectively, due from ANCRC. ANC has retained the collection responsibility with respect to the receivables sold to ANCRC.

    An analysis of the allowances for doubtful current and noncurrent receivables follows:

                                                                YEAR ENDED DECEMBER 31,
                                                             ----------------------------
                                                             1997        1998        1999
                                                             ----        ----        ----
       Balance at beginning of year                        $ 22,486    $ 24,840    $ 32,909
       Provision charged to income                            2,774      10,049          60
       Writeoff of uncollectible receivables, net
           of recoveries                                       (249)     (2,032)         --
       Other                                                   (171)         52        (219)
                                                           --------    --------    --------
       Balance at end of year                              $ 24,840    $ 32,909    $ 32,750
                                                           ========    ========    ========

    The allowance for doubtful receivables has been determined recognizing that ANC has retained substantially the same risk of credit loss as if the U.S. receivables had not been sold.


NOTE 6 -- INVENTORIES

    Inventories consisted of the following:

                                                DECEMBER 31,
                                                ------------
                                             1998         1999
                                             ----         ----
             Raw materials                 $  51,763    $  55,785
             Spare parts                      40,065       37,138
             Work-in-process                   1,974          807
             Finished goods                  142,538      128,977
                                           ---------    ---------
                                           $ 236,340    $ 222,707
                                           =========    =========

    The LIFO inventory carrying value exceeded its FIFO basis by approximately $6,366 and $9,402 at December 31, 1998 and 1999, respectively.


NOTE 7 -- PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following:

                                                           DECEMBER 31,
                                                           ------------
                                                        1998         1999
                                                        ----         ----
         Land                                        $   54,575   $   54,500
         Buildings                                      228,064      219,170
         Machinery and equipment                      1,072,225    1,066,309
         Construction in progress                        42,965       54,017
         Less accumulated depreciation                 (568,258)    (608,686)
                                                     ----------   ----------
                                                        829,571      785,310
                                                     ----------   ----------
         Assets under capital leases                     20,471       14,921
         Less accumulated amortization                  (13,978)     (10,032)
                                                     ----------   ----------
                                                          6,493        4,889
                                                     ----------   ----------
                                                     $  836,064   $  790,199
                                                     ==========   ==========

    Assets under capital leases primarily represent buildings, machinery and equipment.

NOTE 8 -- INVESTMENTS IN EQUITY AFFILIATES

    Investments in equity affiliates and ANC's percentage of ownership were as follows:

                                                              DECEMBER 31,
                                                              ------------
                                                 % OWNED     1998        1999
                                                 -------     ----        ----
Hanil Can Company, Ltd. (Korea)                    40.0   $  33,712   $  38,788
Valley Metal Container Partnership (Coors)         50.0      24,867      23,325
Nippon National Seikan Co., Ltd. (Japan)           24.5      26,957      29,722
ANC Receivables Corporation (Note 5)              100.0      14,289         379
Vitro-American National Can (Mexico)               50.0       8,394      10,196
Container Recycling Alliance L.P.                  50.0       4,322           -
                                                          ---------   ---------
                                                          $ 112,541   $ 102,410
                                                          =========   =========

    As a result of applying the purchase method of accounting, the carrying value of these investments exceeded ANC's proportionate share of underlying equity at December 31, 1999 by an aggregate of $17,593, which is being amortized over a forty-year period.

    Equity in net earnings of affiliates included in the consolidated statement of income aggregated $9,569, $10,950 and $11,124 in the years ended December 31, 1997, 1998 and 1999, respectively. These amounts included earnings from partnerships which produce and sell packaging products of $13,044, $6,485 and $5,958 in the years ended December 31, 1997, 1998 and 1999, respectively, which were recorded as a reduction of cost of goods sold.

    Dividends received from equity affiliates aggregated $13,493, $8,243 and $8,313 for the years ended December 31, 1997, 1998 and 1999, respectively.

    Effective March 31, 1999, ANC sold its 50% interest in the Container Recycling Alliance partnership at a gain of approximately $4,709. The selling price was $9,375 in cash, plus a future payment to ANC based on the partnership's operating results for the year ended December 31, 2000. The agreement specifies that such future payment will not be less than $375 in the aggregate.

    The following table includes financial information relating to ANC's unconsolidated equity affiliates as of December 31, 1998 and 1999 and for each of the three years in the period ended December 31, 1999:

                                            DECEMBER 31,
                                            ------------
                                     1997         1998        1999
                                     ----         ----        ----
Balance Sheet:
  Current assets                                $303,294    $ 254,979
  Noncurrent assets                              264,958      292,525
  Current liabilities                            259,419      211,013
  Noncurrent liabilities                          80,309      103,676
Statement of Income:
  Net revenues                     $ 674,090    $602,708    $ 549,658
  Net income                          23,915      34,313       25,123

NOTE 9 -- LONG-TERM DEBT

    A summary of long-term debt outstanding was as follows:

                                                                                      DECEMBER 31,
                                                                                      ------------
                                                                                    1998       1999
                                                                                    ----       ----
         EXTERNAL:
         Revolving bank borrowings, bearing interest based on spreads
             over LIBOR, under a credit agreement expiring in July 2000          $       -  $  333,000
         Revolving bank borrowings, bearing interest based on spreads
             over LIBOR, under a credit agreement expiring in July 2004                  -     628,084
         Revolving bank borrowings, bearing interest based on spreads
             over LIBOR, under a credit agreement expiring in June 2003             20,000           -
         Note Purchase Agreements with various insurance companies:
             5.69% Senior Notes due December 2000                                   38,000           -
             6.33% Senior Notes due December 2003                                  110,200           -
             6.46% Senior Notes due December 2005                                   41,800           -
             6.64% Senior Notes due December 2008                                   38,000           -
         Bank borrowings of Brazilian subsidiary due January 2001
             at 0.75% over LIBOR                                                     9,996       9,996
         Capital leases                                                              2,294       1,654
         Other                                                                       1,752         243
                                                                                 ---------  ----------
                                                                                   262,042     972,977
         Less: amounts due within one year                                          (2,121)       (245)
                                                                                 ---------  ----------
                                                                                 $ 259,921  $  972,732
                                                                                 =========  ==========
         RELATED PARTY:
         Revolving borrowings from Pechiney, bearing interest based  on
             .125 over LIBOR under a credit agreement expiring January 2001      $ 200,000  $        -
         Subordinated notes with Pechiney, bearing interest based on
             .625 over LIBOR, due in annual payments through October 2002           46,079           -
         Other borrowings from Pechiney, bearing interest at a rate
             of 10.5% expiring December 2004                                        20,000           -
         Deutschmark denominated note with Pechiney bearing interest
             based on FIBOR plus 0.3%, expiring February 2003                       23,911           -
         Other                                                                       5,870           -
                                                                                 ---------  ----------
                                                                                   295,860           -
         Less: amounts due within one year                                          (4,583)          -
                                                                                 ---------  ----------
                                                                                 $ 291,277  $        -
                                                                                 =========  ==========

    At December 31, 1999 the maturities of long-term debt during the next five years, excluding obligations under capital leases, were as follows:

           2000                                                 150
           2001                                             343,089
           2002                                                   0
           2003                                                   0
           2004                                             628,084

    In July 1999, ANC prepaid $228,000 of privately placed notes which required payment of a make-whole premium amounting to $3,018. This prepayment was recorded as an extraordinary charge, net of taxes of $1,195, in the consolidated statement of income.

    External lines of credit available to ANC under borrowing arrangements and the usage thereof at December 31, 1999 were as follows:

                                           TOTAL
                                        AVAILABLE      USED       UNUSED
                                        ----------     ----       ------
U.S.-- long-term                        $1,300,000   $961,084    $ 338,916
U.S.-- short-term                          135,000     55,300       79,700
International-- short-term                  97,289      9,050       88,239

    The Company's primary source of debt financing is $1,300,000 in aggregate commitments under bank credit facilities entered into on July 22, 1999. The credit facilities consist of a $650,000 five-year credit facility and a $650,000 364-day credit facility.

    The five-year facility consists of a $600,000 revolving credit facility and a $50,000 corporate loan option facility. Up to $100,000 is available for the issuance of standby letters of credit. Up to $300,000 is available in euros and up to $100,000 in British pounds, or euro if the United Kingdom adopts the euro.

    The 364-day facility consists of a $600,000 revolving credit facility and a $50,000 corporate loan option facility. Up to $25,000 is available as swing line loans. The facility is extendable for an additional 364 days at the discretion of each lender, and is convertible at the Company's option into a term loan with a maximum maturity of 364 days from conversion.

    The debt under the 364-day facility is classified as long-term in the consolidated balance sheet because it is management's intention and the Company has the ability to extend these borrowings beyond one year.

    Interest rates for U.S. dollar borrowings are equal to the LIBOR rate, adjusted for reserves, plus a margin that varies from 0.80% to 1.20% for the five-year revolving credit facility, and from 0.85% to 1.25% for the 364-day revolving credit facility, or the corporate base rate published by Banc One from time to time plus a margin that varies from 0.0% to 0.25%, according to a pricing grid based on the ratio of the Company's average total net debt to capital.

    Euro borrowing rates are based on the Euribor rate, adjusted for reserves, plus a margin. British pound borrowing rates are based on the LIBOR rate adjusted for reserves, plus a margin. In each case, the margin varies from 0.80% to 1.20% according to a pricing grid based on the ratio of the Company's average total net debt to capital.

    The Company pays a facility fee on each lender's commitment, irrespective of usage. The facility fee varies from 0.20% to 0.30% for the five-year revolving credit facility and from 0.15% to 0.25% for the 364-day revolving credit facility, according to a pricing grid based on the ratio of the Company's average total net debt to capital.

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

        - The Company's consolidated net worth must not be less than $950 million plus 50% of positive net income earned after June 30, 1999. For this purpose, consolidated net worth is defined as shareholder's equity on the consolidated balance sheet, excluding the receivable from Pechiney Plastic Packaging, Inc., foreign currency translation adjustments and adjustments for additional minimum pension liability accounts.

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

     ANC maintains short-term lines of credit in the United States and in a number of foreign countries. Foreign borrowings are generally overdraft facilities at rates competitive in the countries in which ANC operates. Generally, each foreign line is available only for borrowings related to operations of a specific country. U.S. lines are overnight facilities at market rates.

     The weighted average interest rate on short-term borrowings outstanding as of December 31, 1998 and 1999 was approximately 5.6% and 6.2%, respectively. The weighted average interest rate on long-term borrowings outstanding as of December 31, 1998 and 1999 was approximately 5.7% and 7.1%, respectively.


NOTE 10 -- LEASES

     ANC leases manufacturing, warehouse and office facilities, and equipment. Future minimum lease payments required under capital leases and operating leases having initial or remaining noncancelable lease terms in excess of one year are set forth below. Such future minimum lease payments have not been reduced by sublease rentals to be received subsequent to December 31, 1999 of $23,821 for operating leases.


                                                               CAPITAL        OPERATING
                                                               LEASES           LEASES
                                                               ------           ------
       2000                                                   $    247       $  34,257
       2001                                                        243          31,527
       2002                                                        242          30,595
       2003                                                        208          24,673
       2004                                                        171          23,919
       2005 and beyond                                           3,051          86,138
                                                              --------       ---------
       Total minimum rentals                                     4,162       $ 231,109
                                                                             =========
       Less: amount representing interest                       (2,508)
                                                              ---------
       Present value of future minimum payments (Note 9)         1,654
       Less: current portion                                       (95)
                                                              --------
       Long-term obligations under capital leases             $  1,559
                                                              ========

       Rental expense under operating leases was as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                            -----------------------
                                                          1997       1998        1999
                                                          ----       ----        ----
          Gross rental expense                          $ 40,240   $ 34,676    $ 30,658
          Less: sublease rental income                    (3,138)    (3,443)     (4,882)
                                                        --------   --------    ---------
                                                        $ 37,102   $ 31,233    $ 25,776
                                                        ========   ========    ========

     Rental expense under operating leases included in the results of discontinued operations was $6,899 and $7,363 for the years ended December 31, 1997 and 1998, respectively and $5,145 for the seven months ended July 31, 1999.

NOTE 11 -- INCOME TAXES

     The provision (benefit) for taxes on income from continuing operations before equity earnings, minority interests, extraordinary charge and cumulative effect of accounting change was as follows:


                                       YEAR ENDED DECEMBER 31,
                                       -----------------------
                                     1997        1998        1999
                                     ----        ----        ----
         Current income taxes:
           United States:
              Federal             $  2,674    $(40,650)   $  1,883
              State                    358        (144)      1,982
           Other                    34,305      36,649      44,135
                                  --------    --------    --------
                                    37,337      (4,145)     48,000
                                  --------    --------    --------
         Deferred income taxes:
           United States           (11,027)     23,401      22,121
           Other                     3,717       7,290        (387)
                                  --------    --------    --------
                                    (7,310)     30,691      21,734
                                  --------    --------    --------
                                  $ 30,027    $ 26,546    $ 69,734
                                  ========    ========    ========

     The provision (benefit) for taxes on income from continuing operations before equity earnings, minority interests, extraordinary charge and cumulative effect of accounting change differs from the U.S. statutory rate for the following reasons:

                                                     YEAR ENDED DECEMBER 31,
                                                     -----------------------
                                                      1997     1998     1999
                                                      ----     ----     ----
         Statutory tax rate                           35.0%    35.0%    35.0%
         State taxes, net of federal tax effect        6.0      1.8      3.2
         Goodwill amortization                        29.3      9.9      8.8
         Foreign tax rate differential               (15.4)    (4.2)    (1.0)
         Reversal of valuation allowances               --       --     (6.9)
         Incremental taxes on unremitted earnings       --       --      5.1
         Adjustment of prior year taxes                 --    (22.6)      --
         Other                                         6.5     (1.3)    (1.5)
                                                      ----     ----     ----
         Effective tax rate                           61.4%    18.6%    42.7%
                                                      ====     ====     ====

     As a result of the Reorganization, the Company revised its assumption regarding the remittance of earnings of certain foreign subsidiaries and provided additional unremitted earnings taxes for the year ended December 31, 1999. U.S. federal income taxes which may be incurred upon remittance of approximately $118,426 of accumulated earnings of other ANC foreign subsidiaries have not been provided at December 31, 1999 because such earnings are considered to be permanently invested.

    Deferred tax assets (liabilities) consisted of the following:

                                                                       DECEMBER 31,
                                                                       ------------
                                                                    1998         1999
                                                                    ----         ----
       DEFERRED TAX ASSETS
       Deductible temporary differences:
          Employee benefits                                      $ 149,503    $ 156,715
          Restructuring reserves                                    29,383       21,167
          Other                                                    134,657      107,688
       Tax loss and credit carryforwards:
          U.S. federal net operating losses                        148,227      120,169
          U.S. federal alternative minimum tax credits               7,587        8,938
          U.S. federal general business credits                      5,738          558
          U.S. state net operating losses                            7,901        6,568
       Valuation allowances                                        (18,455)      (1,979)
                                                                 ---------    ---------
       Total                                                       464,541      419,824
                                                                 ---------    ---------
       DEFERRED TAX LIABILITIES
       Taxable temporary differences:
          Fixed assets                                            (100,674)     (84,938)
          Inventories                                              (14,065)     (14,710)
          Employee benefits                                        (76,682)     (94,860)
          Other                                                    (30,139)     (35,920)
                                                                 ---------    ---------
       Total                                                      (221,560)    (230,428)
                                                                 ---------    ---------
       Net deferred tax asset                                    $ 242,981    $ 189,396
                                                                 =========    =========


    The U.S. federal net operating loss carryforwards expire as follows:

                    2000                   $ 15,634
                    2001                     12,511
                    2007                     31,942
                    2010                    202,169
                    2011 and beyond          81,084

     The U. S. federal alternative minimum tax credit carryforwards of $8,938 have an unlimited carryover period.

     The general business credits of $558 at December 31, 1999 expire 2000 through 2005. General business credits of $5,180 expired during 1999 and were written off against the related valuation allowance.

     As a result of the Reorganization and transfer of the plastics business to Pechiney, net operating loss carryforwards of $25,542 were utilized on the taxable gain resulting from the sale of plastics technology with a value of $64,500 to PPPI.

     As a result of the Offering, U.S. tax regulations will limit the amount of net operating loss and tax credit carryforwards available to ANC going forward on an annual basis.

     At December 31, 1999, valuation allowances against $10,105 of federal net operating loss carryforwards and $1,191 of state net operating loss carryforwards were reversed against the tax provision as the Company determined that these tax benefits would more likely than not be realized.

     As a result of the receipt in August 1998 of Joint Committee approval for the settlement of various issues pertaining to federal income tax returns for the years 1985 through 1995, income tax liabilities were reduced by $78,328. Of this amount, $46,122 pertained to issues for which tax reserves had been established in the purchase accounting for the acquisition of ANC by Pechiney in 1988, which was recorded as a reduction of goodwill during 1998 ($35,649 pertained to continuing operations -- Note 1). The $32,206 remainder of the tax reserve reduction pertained to expense provisions recorded in prior years and was recorded as a reduction of the provision for income taxes in the consolidated statement of income for the year ended December 31, 1998.

     Included in income (loss) from continuing operations before income taxes, equity earnings, minority interest and cumulative effect of accounting change in 1997, 1998 and 1999, was $75,572, $119,497 and $129,562, respectively, of income from foreign sources, none of which was remitted to ANC.


NOTE 12 -- INTEREST EXPENSE

     Interest expense consisted of the following:


                                                                    YEAR ENDED DECEMBER 31,
                                                                    -----------------------
                                                                  1997       1998       1999
                                                                  ----       ----       ----
         Interest cost incurred:
            External                                            $ 23,011   $ 19,710   $ 46,963
            Related party                                         67,053     48,720     21,951
         Interest imputed on obligations under capital leases        268        241        138
         Deferred financing cost amortization                        101        102      1,879
         Capitalized interest                                       --         --         (170)
                                                                --------   --------   --------
           Total interest expense                               $ 90,433   $ 68,773   $ 70,761
                                                                ========   ========   ========

     Discontinued operations include interest expense of $25,219 and $18,930 for the years ended December 31, 1997 and 1998, respectively and $12,748 for the seven months ended July 31, 1999. Such amounts give recognition to the debt of the plastics operations, as well as an allocation of consolidated entity interest based primarily on the net assets of the component entities.


NOTE 13 -- INTEREST INCOME AND OTHER FINANCIAL INCOME (EXPENSE), NET

     Interest income and other financial income (expense), net, consisted of the following:


                                                                   YEAR ENDED DECEMBER 31,
                                                                   -----------------------
                                                                1997         1998       1999
                                                                ----         ----       ----
         Interest income:
            External                                          $  6,555    $  8,641    $ 13,567
            Related party                                        1,515       5,056       1,728
         Expense related to the sale of accounts receivable     (3,038)     (2,513)     (2,093)
         Foreign currency exchange gains (losses)               21,332        (515)     (6,460)
         Gain on sale of joint venture                            --          --         4,709
         Other                                                     516         (35)      2,015
                                                              --------    --------    --------
                                                              $ 26,880    $ 10,634    $ 13,466
                                                              ========    ========    ========


     Foreign currency exchange gains (losses) for the year ended December 31, 1997 includes a $21,020 non-recurring gain relating to foreign currency forward contracts. This non-recurring gain relates to a series of unauthorized foreign currency transactions entered into by an employee at intervals during the second half of 1995, and again between September 1996 and March 1997. After detection of the unauthorized transactions in April 1997, the employee was immediately terminated and the cash proceeds related to the unauthorized transactions were fully recovered later in 1997. ANC conducted an internal investigation that determined all amounts related to the unauthorized transactions were recovered and no other irregular transactions occurred. ANC has reviewed thoroughly its existing procedures and implemented new procedures with additional authorization and reporting requirements.

     The foreign currency exchange losses in 1999 primarily represent losses in Brazil and Turkey due to very high inflation. The functional currency in Brazil and Turkey is the U.S. dollar.

     Prior to the Offering, ANC covered its foreign exchange exposures through Pechiney. Following the Offering, ANC opened foreign exchange lines and engaged in foreign exchange trading to cover firm purchase and sales commitments. ANC has established trading authorizations and limits on the basis of its specific requirements. ANC's foreign exchange activities are overseen by its risk management department. ANC is monitoring compliance strictly.

NOTE 14 -- EMPLOYEE STOCK-BASED COMPENSATION

STOCK COMPENSATION CONVERSION PLAN

     Prior to the Offering, executives of the Company participated in a long-term incentive plan which granted them either options to purchase Pechiney capital stock traded on the Paris Stock Exchange or stock appreciation rights ("SAR's") which provided the opportunity to receive cash awards equal to the appreciation in Pechiney American Depositary Shares traded on the New York Stock Exchange, or both. After the Offering, the Company converted outstanding Pechiney options and SAR's to the right to receive shares of the Company's common stock in the future. The number of shares was determined by dividing the intrinsic value of the outstanding Pechiney options and SAR's as of the conversion dates. The vesting dates of these rights which range from July, 2000 to July, 2003 approximate those of the original Pechiney grants. The Company is accruing the expense related to these rights over the vesting period. A total of 396,456 rights with a weighted average grant date fair value of $16.46 per share were outstanding at December 31, 1999. A liability of $3,572 was included in other payables and accrued liabilities on the consolidated balance sheet at December 31, 1999 for these stock rights.

     Non-employee directors who served on the board of directors of ANCC earned a retirement benefit as part of their compensation. For those same directors now serving on the Company's board, the present value of the accrued retirement benefit of $714 was converted to 42,021 deferred stock units at the time of the Offering. The non-employee directors also received 7,944 deferred stock units as compensation for their 1999 board meeting participation. A total of 49,965 deferred stock units with a grant date fair value of $17.00 per share were outstanding as of December 31, 1999. These rights have been earned and will be issued upon retirement from the ANC board. A liability of $849 was included on the consolidated balance sheet at December 31, 1999 for these deferred stock units.

FOUNDERS EQUITY PLAN

     The Company granted to every full-time employee a one-time option to purchase 100 shares of common stock. These options have an exercise price equal to the Offering price of $17.00 per share and will vest 30% after two years, 30% after three years and 40% after four years of the date of grant. A total of 437,700 options were awarded on July 28, 1999, the IPO date and date of grant. The options are exercisable until July 28, 2009. None of the Founders equity plan options were exercisable at December 31, 1999.

NEW STOCK-BASED COMPENSATION PLANS

     The board of directors approved a long-term incentive plan, effective with the IPO, whereby the Company may grant stock options and other stock-based compensation awards under various plans to key management employees and directors at exercise prices equal to at least the market price at the date of grant. Options granted to employees generally become exercisable over a five year period from the date of grant and expire ten years after the date of grant. Options granted to ANC directors generally become exercisable when granted and expire ten years after the date of grant.

     During 1999, the Company granted 2,933,500 stock options at an exercise price of $17.00 per share and 51,000 options at an exercise price of $12.69 per share to key management employees. The weighted average exercise price for these options was $16.93 per share. None of the options granted to key management employees are exercisable at December 31, 1999. The Company also granted 47,616 stock options to directors at an exercise price of $17.00 per share. All of the options granted to the directors become exercisable when granted and are therefore exercisable at December 31, 1999.

     None of the stock rights, deferred stock units or options granted under any of the above plans since the IPO have been exercised, expired or forfeited as of December 31, 1999.

     A total of 8,450,000 unissued shares, plus an additional 7,400,000 shares if acquired in the open market or in a private transaction, have been authorized for current and future stock-based awards under all plans.

     The Company uses the intrinsic-value method of accounting for stock-based compensation awards granted to employees in accordance with APB No. 25. Accordingly, no compensation expense has been recorded in the consolidated statements of income for the Founders equity plan options or stock options granted under the new stock-based long-term incentive plan.

     The following table reflects the pro forma net income and earnings per share for 1999 had the Company elected to adopt the fair value approach of SFAS No. 123:

                                                               1999
                                                               ----
         Net income:
             As reported                                      $100,353
             Pro forma                                          99,425
         Earnings per share assuming dilution:
             As reported                                      $   1.82
             Pro forma                                            1.80


     The weighted average fair value of options at their grant date during 1999, including the Founders equity plan options, was $4.64 per share. The estimated fair-value of stock-based options awarded to employees is calculated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                  1999
                                                                  ----
         Risk free interest rate                                  5.96%
         Expected years until exercise                             6.0
         Expected stock volatility                               33.28%
         Dividend yield                                           4.30%


NOTE 15 -- PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

     ANC has defined benefit and defined contribution retirement plans covering substantially all current and retired U.S. employees and certain U.S. employees of businesses that have been sold. The plans provide benefits that are based on the employee's years of service and compensation during employment with ANC. ANC makes contributions to the defined benefit plans at least equal to the minimum funding requirements under the Employee Retirement Income Security Act of 1974. Costs for government-sponsored pension plans of ANC's international operations are expensed on a current basis.

     ANC's plastics business sponsors defined benefit retirement plans covering certain hourly employees of that business. The remaining hourly employees of that business are included in ANC-sponsored defined benefit plans or multi-employer union plans. The salaried employees of the plastics business are included in defined benefit and defined contribution plans which cover substantially all of the salaried employees of ANC. Obligations of the plans sponsored by the plastics business, as well as obligations under multi-employer plans, remained with that business and were included in the operations transferred to Pechiney (Note 1). These liabilities aggregated $4,154 at December 31, 1998 and were included in the net assets of discontinued operations in the consolidated balance sheet at that date. Benefits of plastics business participants included in the ANC-sponsored plans were frozen as of the PPPI transfer with respect to service accrued at that date (subject to certain adjustments for future service and pay) and new mirror offset plans have been created by PPPI for the plastics business employees.

     ANC provides certain healthcare and life insurance benefits for substantially all retired U.S. employees and their dependents, including those of the plastics business up to the transfer date, under various postretirement benefit plans based on age and length of service. Certain of the plans require retiree contributions. Benefits for employees in non-U.S. countries are generally limited due to coverage which is already provided by national health programs. The liability for benefits for active and retired employees of the plastics business, aggregating $83,561 at December 31, 1998 was included in the liabilities transferred to PPPI. The liability for benefits for certain additional retired employees relating primarily to closed plants aggregating $277,236 at December 31, 1998 was also transferred to and assumed by PPPI. These liabilities, aggregating $360,797, have been included in the net assets of the discontinued operations at December 31, 1998 (Note 2). Pechiney has guaranteed this obligation of PPPI and the liabilities were included in the operations transferred to Pechiney (Note 1).

Net pension expense (income) for benefit pension plans and net postretirement benefit expense for the years ended December 31, 1997, 1998 and 1999 consisted of the following:


                                                            PENSION BENEFITS                    OTHER BENEFITS
                                                            ----------------                    --------------
                                                  1997         1998         1999         1997        1998        1999
                                                  ----         ----         ----         ----        ----        ----
Service cost                                   $  19,475    $  18,130    $  16,636    $   2,759    $   2,549    $   2,764
Interest cost                                    133,154      132,523      128,121       24,146       21,364       21,318
Expected return on plan assets                  (180,474)    (193,680)    (186,230)        --           --           --
Amortization of:
   Unrecognized transition obligation               (867)        (819)        (821)        --           --           --
   Unrecognized prior service cost (benefit)       1,574        2,449        2,990         --           (936)        (853)
   Unrecognized net loss                           5,946         (226)       2,164         (199)        --           --
                                               ---------    ---------    ---------    ---------    ---------    ---------
Net periodic benefit (income) expense            (21,192)     (41,623)     (37,140)   $  26,706    $  22,977    $  23,229
                                                                                      =========    =========    =========
Net curtailment gain                              (3,934)      (1,837)        --
                                               ---------    ---------    ---------
                                                 (25,126)     (43,460)     (37,140)
Defined contribution and multi-employer
   plans                                           3,358        2,613        3,207
                                               ---------    ---------    ---------
Total benefit expense (income)                 $ (21,768)   $ (40,847)   $ (33,933)
                                               =========    =========    =========

     The assumed expected return on plan assets was 10.0% during 1997 and 1998 and 9.5% in 1999. The assumed discount rate used to determine interest cost was 7.5%, 7.0% and 6.5% in 1997, 1998 and 1999, respectively.

     Total benefit expense (income) above excludes amounts attributed to discontinued operations comprising pension expense of the plastics business sponsored plans and multi-employer union plans and plastics business employees who are active participants in the ANC sponsored plans. Other benefits expense attributed to discontinued operations comprises the expense related to active and retired employees of the plastics business as well as for the additional retired employees of closed plants referred to above.

     The following table sets forth the funded status of ANC's defined benefit pension plans and postretirement benefit obligation and the amounts recognized in the consolidated balance sheet at December 31, 1998 and 1999.


                                                          PENSION BENEFITS              OTHER BENEFITS
                                                          ----------------              --------------
                                                       1998           1999            1998            1999
                                                       ----           ----            ----            ----
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at January 1,                  $ 1,970,724     $ 2,096,231     $   352,735     $   332,910
Service cost-- continuing operations                   18,130          16,636           2,549           2,764
Service cost-- discontinued operations                  5,204           3,690            --              --
Interest cost                                         132,522         128,121          21,364          21,318
Plan participants' contributions                         --              --             1,568           1,641
Plan amendments                                         7,506           2,195          (7,263)           --
Actuarial (gain) loss                                 114,663        (201,598)        (13,655)        (26,840)
Benefits paid                                        (152,518)       (153,493)        (24,388)        (27,749)
                                                  -----------     -----------     -----------     -----------
Benefit obligation at December 31,                  2,096,231       1,891,782         332,910         304,044
                                                  -----------     -----------     -----------     -----------
CHANGE IN PLAN ASSETS
Fair value of plan assets at January 1,             2,045,173       2,087,974            --              --
Actual return on plan assets                          180,709         265,865            --              --
Employer contribution                                  14,610          11,157          22,820          26,108
Plan participants' contributions                         --              --             1,568           1,641
Benefits paid                                        (152,518)       (153,493)        (24,388)        (27,749)
                                                  -----------     -----------     -----------     -----------
Fair value of plan assets at December 31,           2,087,974       2,211,503            --              --
                                                  -----------     -----------     -----------     -----------
Funded status                                          (8,257)        319,721        (332,910)       (304,044)
Unrecognized actuarial (gain) loss                    202,431         (81,567)          5,178         (18,926)
Unrecognized prior service cost (benefit)              13,669          12,444          (8,472)         (7,090)
Unrecognized transition asset                         (12,772)        (11,173)           --              --
                                                  -----------     -----------     -----------     -----------
Net asset (liability) recognized                  $   195,071     $   239,425     $  (336,204)    $  (330,060)
                                                  ===========     ===========     ===========     ===========
Amounts recognized in the statement of
    financial position consist of:
Prepaid benefit cost                              $   212,531     $   277,450     $      --       $      --
Accrued benefit liability                             (43,710)        (40,048)       (336,204)       (330,060)
Intangible asset                                        4,133           2,023            --              --
Accumulated other comprehensive income                 22,117            --              --              --
                                                  -----------     -----------     -----------     -----------
Net amount recognized                             $   195,071     $   239,425     $  (336,204)    $  (330,060)
                                                  ===========     ===========     ===========     ===========
Weighted-average assumptions as of December 31:
    Discount rate                                         6.5%            7.5%            6.5%            7.5%
    Expected increase in future salaries                  5.0%            5.0%

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $79,068, $69,682 and $34,705 respectively, as of December 31, 1998 and $39,257, $33,950 and $3,156, respectively, as of December 31, 1999.

     The following table shows the other major assumptions used to develop the accumulated postretirement benefit obligation and the net postretirement benefit expense in 1999 and 1998.

                                                               MANAGED
                                                     UNDER   CARE UNDER    OVER
                                                    AGE 65     AGE 65     AGE 65
                                                    ------     ------     ------
       Current year health care trend rate-- 1998    7.71%      6.86%      6.29%
       Current year health care trend rate-- 1999    7.14%      6.57%      5.86%
       Ultimate trend rate                           6.00%      6.00%      5.00%
       Year ultimate trend rate is achieved          2001       2001       2001

     Assumed health care trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rate would have the following effects:


                                                              1-PERCENTAGE-     1-PERCENTAGE-
                                                             POINT INCREASE    POINT DECREASE
                                                             --------------    --------------
       Effect on total of service and interest cost components  $  2,434         $ (2,240)
       Effect on postretirement benefit obligation                26,354          (24,252)



NOTE 16 -- OTHER PAYABLES AND ACCRUED LIABILITIES

     Other payables and accrued liabilities consisted of the following:


                                                                         DECEMBER 31,
                                                                         ------------
                                                                      1998         1999
                                                                      ----         ----
       Accrued payroll and employee benefits (Note 14)            $  57,640     $  48,716
       Postretirement benefit obligation (Note 15)                   27,200        27,200
       Pension liabilities (Note 15)                                  6,555        10,172
       Restructuring reserves (Note 18)                              28,913        26,617
       Litigation reserves (Note 21)                                102,013       102,385
       Income taxes                                                  27,742        23,568
       Accrued rent                                                  14,254        16,281
       Accrued taxes other than income (Note 22)                     10,430        41,777
       Other                                                         67,762        75,403
                                                                   --------     ---------
                                                                   $342,509     $ 372,119
                                                                   ========     =========


NOTE 17 -- OTHER LONG-TERM LIABILITIES

     Other long-term liabilities consisted of the following:

                                                            DECEMBER 31,
                                                            ------------
                                                         1998         1999
                                                         ----         ----
       Restructuring reserves (Note 18)               $  45,286    $ 20,595
       Environmental reserves                            50,057      50,083
       Pension liabilities (Note 15)                     37,155      29,876
       Other long-term employee costs                    13,598      13,761
       Other                                             23,732      31,658
                                                      ---------    --------
                                                      $ 169,828    $145,973
                                                      =========    ========

     Laws and regulations expose ANC to the risk of substantial environmental costs and liabilities, including liabilities associated with past activities. ANC is involved in judicial and administrative proceedings concerning environmental compliance and the remediation of contamination at ANC properties and other sites. The related charges are reserved when known to the extent they can be reasonably estimated. The types of costs accrued are expenditures for clean up of environmental contamination and other remediation activities. The estimated reserves are based on current environmental laws and regulatory requirements and currently available technology. The accrued costs do not include potential recoveries from insurers and have not been discounted to their present values. Judicial and administrative proceedings in environmental matters usually extend over many years, therefore, payments for environmental liabilities may extend over a long time frame.

     The precision and reliability of the loss estimates varies from site to site, depending on such factors as the quantity of data concerning contamination at the site, the extent to which remedial requirements have been identified or agreed upon with regulatory authorities and the availability and likelihood of contribution from other responsible parties. ANC believes, however, that the amount it has reserved will enable it to satisfy its known and anticipated environmental liabilities to the extent they can be estimated. Because environmental matters cannot be predicted with certainty, there can be no assurance that these amounts will be adequate for all purposes. In addition, the discovery of new sites or future developments at known sites, such as changes in law or environmental conditions, could result in increased environmental costs and liabilities in excess of accrued environmental reserves that could have a material effect on ANC's results of operations in any given year or its consolidated financial position, although the amount of such increases cannot be estimated.

NOTE 18 -- RESTRUCTURING CHARGE (CREDIT) AND WRITEDOWN OF
           PROPERTY AND EQUIPMENT

     The restructuring charge (credit) and writedown of property and equipment for continuing operations for the years ended December 31, 1997, 1998 and 1999 was as follows:


                                                               1997         1998        1999
                                                               ----         ----        ----
        Restructuring charge (credit) and asset impairment   $10,000   $   (2,705)   $  4,726
        Loss on the sale of property and equipment               924          268       1,060
                                                             -------   ----------    --------
        Restructuring charge (credit) and writedown of
            property and equipment                           $10,924   $   (2,437)   $  5,786
                                                             =======   ==========    ========



     The activity in the restructuring reserve for continuing operations for the years ended December 31, 1997, 1998 and 1999 was as follows:


                                           EMPLOYEE                                           EQUIPMENT
                                          TERMINATION                                         DISMANTLE
                                              AND         LEASE    ENVIRONMENTAL                 AND       NON-CASH
                                           SEVERANCE   TERMINATION  TESTING AND    FACILITY   DISPOSAL   ASSET WRITE-
                                           PROGRAMS       COST      REMEDIATION      COSTS      COSTS        DOWNS      TOTAL
                                         -----------  ----------- --------------  ---------  ----------  -----------   --------
     Balance at December 31, 1996          $65,047       $15,325    $  5,000       $ 24,029   $   9,025    $     --    $118,426
     Charge to income                           --            --          --             --          --      10,000      10,000
     Cash payments                         (15,616)           --          --         (5,704)     (1,233)         --     (22,553)
     Non-cash utilized or reclassified      (3,942)           --          --             --          --     (10,000)    (13,942)
                                           -------       -------    --------       --------   ---------    --------    --------

     Balance at December 31, 1997           45,489        15,325       5,000         18,325       7,792          --      91,931

     Charge to income                       22,610         5,606         200          3,184         965      10,781      43,346
     Credit to income                      (18,496)       (7,293)         --         (2,852)     (4,987)    (12,423)    (46,051)
                                           -------       -------    --------       --------   ---------    --------    --------
       Net charge (credit)                   4,114        (1,687)        200            332      (4,022)     (1,642)     (2,705)
                                           -------       -------    --------       --------   ---------    --------    --------

     Cash payments                          (9,556)         (289)         --         (1,793)       (421)         --     (12,059)
     Non-cash utilized or reclassified      (4,610)           --          --             --          --       1,642      (2,968)
                                           -------       -------    --------       --------   ---------    --------    --------
     Balance at December 31, 1998           35,437        13,349       5,200         16,864       3,349          --      74,199

     Charge to income                       24,598         2,309          --          1,562         379       8,374      37,222
     Credit to income                      (11,900)       (7,635)       (950)        (8,748)     (2,848)       (415)    (32,496)
                                           -------       -------    --------       --------   ---------    --------    --------
       Net charge (credit)                  12,698        (5,326)       (950)        (7,186)     (2,469)      7,959       4,726
                                           -------       -------    --------       --------   ---------    --------    --------

     Cash payments                         (15,763)           --          --         (1,856)         (1)         --     (17,620)
     Non-cash utilized or reclassified        (509)           --      (4,250)        (1,375)         --      (7,959)    (14,093)
                                           -------       -------    --------       --------   ---------    --------    --------
     Balance at December 31, 1999          $31,863       $ 8,023    $     --       $  6,447   $     879    $     --    $ 47,212
                                           =======       ======-    ========       ========   =========    ========    ========


     The non-cash activity in environmental testing and remediation during 1999 reflects the balance sheet reclassification between this restructuring reserve and the Company's environmental reserve included in other long-term liabilities.

     ANC has segregated the restructuring activities into three separate programs; (1) pre-1996 program, (2) Challenge program and (3) Next Level and Lean Manufacturing program.

A summary of the activity in the reserve relating to the pre-1996 program is as follows:


                                             EMPLOYEE                                         EQUIPMENT
                                            TERMINATION                                       DISMANTLE     NON-CASH
                                                AND        LEASE     ENVIRONMENTAL               AND          ASSET
                                             SEVERANCE  TERMINATION   TESTING AND  FACILITY   DISPOSAL       WRITE
                                             PROGRAMS      COST       REMEDIATION    COSTS      COSTS         DOWNS       TOTAL
                                             --------   -----------  ------------  --------     ------        -----     --------
Balance at December 31, 1996                 $  7,712     $ 762         $2,000     $  5,826      $3,296      $    --    $ 19,596
Cash payments                                  (4,726)       --             --       (2,406)       (214)          --      (7,346)
                                             --------     -----         ------     --------      ------      -------    --------
Balance at December 31, 1997                    2,986       762          2,000        3,420       3,082           --      12,250
Credit to income                               (2,644)     (762)            --       (1,000)     (1,497)      (3,506)     (9,409)
Cash payments                                    (239)       --             --         (441)       (202)          --        (882)
Non-cash utilized or reclassified                 (50)       --             --           --          --        3,506       3,456
                                             --------     -----         ------     --------      ------      -------    --------

Balance at December 31, 1998                       53        --          2,000        1,979       1,383           --       5,415
Charge to income                                   --        --             --          346          --            6         352
Credit to income                                  (56)       --             --         (495)     (1,383)        (415)     (2,349)
                                             --------     -----         ------     ---------     -------     --------   ---------
  Net charge (credit)                             (56)       --             --         (149)     (1,383)        (409)     (1,997)
                                             --------     -----         ------     ---------     -------     --------   ---------
Cash payments                                      --                       --         (455)         --           --        (455)
Non-cash utilized or reclassified                   3        --         (2,000)      (1,375)         --          409      (2,963)
                                             --------     -----         ------     --------      ------      -------    --------

Balance at December 31, 1999                 $     --     $  --         $   --     $     --      $   --      $    --    $     --
                                             ========     =====         ======     ========      ======      =======    ========


     In 1994 and 1995, ANC incurred restructuring charges related to the estimated costs to close plants in Danbury, CT, Gateway, MO and St. Louis, MO and to pay employee termination benefits related to the reduction of approximately 410 employees at the plants and ANC's administrative offices. The Danbury, Gateway and St. Louis plants were closed in the first quarter of 1994, third quarter of 1995 and second quarter of 1996, respectively. The sale of a former plant site typically takes several years to complete as it is normally necessary to perform environmental cleanup of the site before it can be sold. Employee benefit costs include supplemental unemployment benefits which are paid for over a period of approximately two years after plant shutdown.

     Plant restructuring activity including payments for employee termination and severance costs related to the closed plants and site cleanup and sale of the St. Louis plant were completed during 1998. Considering this 1998 activity and management's review of its overall restructuring program, ANC recorded a credit to income of $9,409 for changes in estimates due to lower than originally expected employee termination and severance costs, facility costs, and equipment dismantle and disposal costs and higher than expected proceeds on the completed sale of the St. Louis plant.

     The charge for facility costs in 1999 of $346 represents the costs to maintain facilities at two previously closed locations. The credit to income of $2,349 in 1999 includes $415 of proceeds on the sale of the Zanesville, OH facility and a $1,934 reduction in expected costs at five other locations previously closed.

     Cash payments for the three years ended December 31, 1999 totaling $8,683 represent continuing payments related to previously closed plants and administrative offices.

     The non-cash utilization of facility costs in 1999 represents the reclassification of a reserve for lease costs at the Greenwich, CT office to discontinued operations. The original charge related to this facility had been recorded as income (loss) from discontinued operations in the consolidated income statement in a prior year.

     The total number of employees terminated under the pre-1996 program was 371.

     A summary of the activity in the reserve relating to the Challenge program is as follows:


                                     EMPLOYEE                                        EQUIPMENT
                                   TERMINATION                                       DISMANTLE    NON-CASH
                                       AND        LEASE    ENVIRONMENTAL                AND        ASSET
                                    SEVERANCE  TERMINATION  TESTING AND   FACILITY    DISPOSAL     WRITE
                                     PROGRAMS      COST     REMEDIATION     COSTS      COSTS       DOWNS       TOTAL
                                     --------    --------    --------    --------    --------    --------    --------
Balance at December 31, 1996         $ 57,335    $ 14,563    $  3,000    $ 18,203    $  5,729    $   --      $ 98,830

Charge to income                         --          --          --          --          --        10,000      10,000
Cash payments                         (10,889)       --          --        (3,298)     (1,019)       --       (15,206)
Non-cash utilized or reclassified      (3,942)       --          --          --          --       (10,000)    (13,942)
                                     --------    --------    --------    --------    --------    --------    --------
Balance at December 31, 1997           42,504      14,563       3,000      14,905       4,710        --        79,682

Charge to income                        8,510       2,706         200       3,184         965       9,281      24,846
Credit to income                      (15,852)     (6,531)       --        (1,852)     (3,490)     (8,918)    (36,643)
                                     --------    --------    --------    --------    --------    --------    --------
  Net charge (credit)                  (7,342)     (3,825)        200       1,332      (2,525)        363     (11,797)
                                     --------    --------    --------    --------    --------    --------    --------
Cash payments                          (8,513)       (289)       --        (1,352)       (219)       --       (10,373)
Non-cash utilized or reclassified      (4,560)       --          --          --          --          (363)     (4,923)
                                     --------    --------    --------    --------    --------    --------    --------
Balance at December 31, 1998           22,089      10,449       3,200      14,885       1,966        --        52,589

Charge to income                        2,061       2,309        --         1,216         379       8,088      14,053
Credit to income                      (11,844)     (7,635)       (950)     (8,253)     (1,465)       --       (30,147)
                                     --------    --------    --------    --------    --------    --------    --------
  Net charge (credit)                  (9,783)     (5,326)       (950)     (7,037)     (1,086)      8,088     (16,094)
                                     --------    --------    --------    --------    --------    --------    --------
Cash payments                          (3,819)       --          --        (1,402)         (1)       --        (5,222)
Non-cash utilized or reclassified           4        --        (2,250)       --          --        (8,088)    (10,334)
                                     --------    --------    --------    --------    --------    --------    --------
Balance at December 31, 1999         $  8,491    $  5,123    $   --      $  6,446    $    879    $   --      $ 20,939
                                     ========    ========    ========    ========    ========    ========    ========


     In 1996, ANC recorded a charge for restructuring and impairment of property and equipment related to actions taken under Pechiney's Challenge program which was designed to eliminate production overcapacity, reduce costs and improve productivity and utilization of assets. Other costs of the restructuring plan, which include relocation of personnel and equipment, training, process reengineering, consulting costs, and capital expenditures are being recognized as incurred. The Challenge program restructuring charge included costs totaling $158,706 related to the planned shutdown of five can manufacturing facilities between 1996 and 1998 to eliminate production overcapacity, as well as the reorganization of operations at certain other existing plants which would continue operations and the elimination of certain executive and administrative functions at ANC's headquarters and other plants as a result of cost reduction initiatives. The Jacksonville, FL and San Juan, Puerto Rico facilities were shut down in December 1996 and May 1997, respectively.

     The severance and other employee-related costs (primarily enhanced pension and postretirement benefits) provided for a reduction of 540 employees at the five plants, 120 people at plants that will remain open and 130 employees at ANC's administrative offices. The charge for employee termination and severance programs was based on the number of employees expected to be terminated as of the shutdown date of each plant and the severance payments and enhanced pension benefits required under the terms of existing collective bargaining agreements for union personnel, or the ANC severance plan for non-union personnel.

     Lease termination costs include lease cancellation penalties related to certain equipment that would no longer be used after the five plants were closed. The amount of the lease cancellation penalty fee was determined based on the terms of the leases.

     The original charge for environmental testing and remediation was based on the estimated costs to test and remediate environmental contamination at the five plants to be shut down. The non-cash activity in environmental testing and remediation during 1999 reflects the balance sheet reclassification between this restructuring reserve and the Company's environmental reserve included in other long-term liabilities.

     Facility costs include the lease costs of certain floors in the corporate headquarters building that after December 31, 1996 would no longer be used by ANC, partially offset by estimated sublease income. Estimated sublease income was based on the rental market as of December 31, 1996 for space comparable to ANC's corporate headquarters building. Facility costs also include the costs to maintain plants from the date of closing to the date of disposition such as building security and utility costs.

The equipment dismantle and disposition costs are based on management's estimate of the cost to remove equipment and clean-up the facilities in preparation for sale.

    The impairment charge for property and equipment represents the writedown to fair value of property and equipment to be disposed of or scrapped and the recognition of impairment losses for assets to be used up to the plant closing date for plants to be closed. The property, plant and equipment related to the Jacksonville, FL and San Juan, Puerto Rico plants were written down to estimated fair value less cost to sell. For certain plants that were to be operated for a period of time, ANC determined that the sum of the expected future cash flows (undiscounted and without interest charges) was less than the carrying amount of the property, plant and equipment related to these plants. Accordingly, an impairment loss was recorded to writedown the property, plant and equipment of these plants to their estimated fair values. The fair value of such depreciable assets that remain in use are depreciated over the asset's remaining useful life. Fair values for land and buildings were determined based on consultations with local real estate agents. Fair values for equipment were determined based on management's best estimates considering the used equipment market.

    In the fourth quarter of 1997, ANC made a decision to defer to 2000 the shutdown of two plants originally scheduled for shutdown in 1997. These two plants primarily produce special-sized cans under contracts that are scheduled to expire in 2000. ANC's shutdown plan for one of the two plants originally contemplated certain capital investments to be made to expand another plant to allow for the transfer of production of the special-sized cans. A decision was made in 1997 not to make the necessary additional capital investment and to continue to operate the plant. ANC's plan for the second plant was to negotiate an early termination of the contract or to make alternative supply arrangements. In 1997, ANC made a decision to continue to operate each of the plants at approximately 50% of capacity through the completion of the contractual commitments incurring cash losses which are being recorded as incurred. The deferral of the shutdown of these two plants did not result in any adjustment of the restructuring reserve.

    The charge in 1997 of $10,000 for restructuring and writedown of property and equipment represents an impairment loss related to ANC's operations in China.

    Cash payments for 1997 relate to the shutdown of the San Juan, Puerto Rico plant effective May, 1997 and continuing payments related to previously closed plants. The non-cash utilizations related primarily to (a) the transfer of enhanced pension benefit amounts based upon final actuarial determinations to the separately classified pension liability account and (b) the writedown of plant and equipment to fair value.

    In 1998, management, based on a large customer's decision to reduce its purchases from ANC in various geographic markets and on studies by outside consultants of market demographics, decided not to close a plant provided for in 1996 which at that time was expected to be closed in 1998, but rather to temporarily curtail production at several lines in our facilities. As a result, the reserve of $17,118 previously established for employee termination and severance programs, lease termination costs, facility costs and other exit costs related to this plant was restored to income. The writedown of property and equipment for this plant was maintained since the reduced carrying amount of the property and equipment has been accounted for as its new cost basis. A further restoration of $19,525 was based on adjustments to the restructuring reserve for changes in estimates of the number of employees to be terminated as a result of natural attrition at plants shut down or to be shut down, and higher-than-expected proceeds on the completed sale during 1998 of the Puerto Rico plant site and the anticipated sale of the Jacksonville, FL plant site was recorded.

    The components of the $19,525 reversal for prior restructurings consisted of the following:

              Employee termination and severance programs           $  (9,066)
              Lease termination costs                                  (1,591)
              Environmental testing and remediation                       750
              Facility costs                                            1,790
              Equipment dismantle and disposal costs                   (2,490)
              Non-cash asset writedowns                                (8,918)
                                                                    ---------
                                                                    $ (19,525)
                                                                    =========

The original charge for employee termination and severance costs was based on the number of employees expected to be terminated as of the shutdown date of each plant to be closed. Supplemental unemployment and severance benefits were calculated based on the terms of existing collective bargaining agreements for union personnel, or the ANC severance plan for non-union personnel. The reversal of employee termination and severance costs included $4,957 related to the closing of the two plants deferred until 2000. Manning levels at these two plants were reduced as a result of a management decision taken in 1998 to reduce employee levels at each plant from two crews to one crew. The reversal of employee termination and severance costs also included $3,088 related primarily to amounts that had previously been provided for severance of sales and administrative personnel in the U.S. beverage can business. The reversal of employee termination and severance costs also included $1,021 related to the completion of the Puerto Rico plant severance program.

    The original charge assumed lease termination costs associated with certain equipment leases at the Jacksonville, FL, and the two plants to be closed in 2000. In 1998, it was determined that leased equipment previously used at the Jacksonville, FL plant could be used at other ANC plants. Accordingly, the related lease termination reserve of $1,197 was reversed.

    The original charge related to non-cash asset writedowns was based on the estimated fair value of the related assets. The reversal of non-cash asset writedowns relates primarily to the completion of the sale at higher than expected selling prices of plant and equipment related to closed plants, including the San Juan, Puerto Rico plant.

    In connection with the 1998 decision to not close the previously identified plant and in response to the continuing oversupply of can production capacity, in 1998 management decided to close a different plant in late 1999. Accordingly, a charge of $24,846 was recorded in 1998 to cover the costs of the new plant closure, including $9,281 to writedown the value of the plant and equipment to fair value. The plant closure costs cover severance and other employee related costs to provide for the reduction of 115 employees and to write down property and equipment to fair value.

    In the fourth quarter of 1999, as a result of a reduction in system overcapacity resulting from new business, management decided that it would not close the plant that was reserved for in 1998 and recorded a credit to income of $15,565. The impairment writedown of property and equipment for this plant was maintained since the reduced carrying amount of the property and equipment has been accounted for as its new cost basis.

    In December, 1999 the Company announced that it would close its Piscataway, NJ facility in the first quarter of 2000 instead of a facility that was included in the original 1996 restructuring plan. As a result, a restructuring credit to income of $9,792 was recorded in 1999 to take back the original charge for this plant. The writedown of property and equipment for this plant was maintained as the reduced carrying amount of the property and equipment has been accounted for at its new cost basis. An additional credit to income in 1999 of $4,790 related to adjustments to the restructuring reserve for changes in estimates of employee severance costs, lease termination costs and facility costs at plants shut down or to be shut down. A charge to income of $11,787 including estimated employee termination and severance costs of $1,011, lease termination costs of $2,309, facility costs of $379 and a writedown of plant and equipment to fair value of $8,088 was recorded to close the Piscataway, NJ plant. An additional charge to income of $2,266 was recorded for changes in estimates of employee severance costs and for facility costs related primarily to a revised estimate of future sublease income on space at the corporate headquarters building that is not being used by ANC. The change was calculated by comparing the estimated future rental costs related to the space not occupied by ANC as of the IPO date with estimated sublease rental income.

    The number of employees terminated under the Challenge restructuring programs through December 31, 1999 was 380.

    The Company has notified its sole customer that the remaining plant will be closed in 2000 when the supply contract expires.

Expected future cash payments related to the Challenge restructuring program, excluding $2,961 of pension liability transfers, are $7,856 in 2000, $2,949 in 2001, $1,046 in 2002, $239 in 2003, $806 in 2004 and $5,082 thereafter. Lease termination payments related to Jacksonville will be made in 2000 at the earliest termination date. Lease termination payments for the remaining plant to be closed in 2000 will be made in 2000 and 2001. Facility costs related to the administrative offices in Chicago will be made through the end of the lease period in 2008. Equipment dismantling and disposal costs will be paid during 2000 and 2001 after the close of the remaining facility. Severance costs related to the Piscataway, NJ plant are expected to be paid during 2000 in accordance with union agreements. The lease termination payments will be made at the earliest termination date in 2000 and 2001. The equipment disposal and dismantling costs are expected to be incurred in 2000.

    A summary of the activity in the reserve relating to the Next Level and Lean Manufacturing program is as follows:

                                        EMPLOYEE
                                      TERMINATION
                                          AND         LEASE        NON-CASH
                                       SEVERANCE   TERMINATION      ASSET
                                        PROGRAMS       COST       WRITEDOWNS      TOTAL
                                        --------       ----       ----------      -----
     Balance at December 31, 1997        $    --      $    --     $      --     $      --
     Charge to income                     14,100        2,900         1,500        18,500
     Cash payments                          (804)          --            --          (804)
     Non-cash utilized or reclassified        --           --        (1,500)       (1,500)
                                         -------      -------     ---------     ---------
     Balance at December 31, 1998         13,296        2,900            --        16,196
     Charge to income                     22,537           --           280        22,817
     Cash payments                       (11,944)          --            --       (11,944)
     Non-cash utilized or reclassified      (516)          --          (280)         (796)
                                         --------     -------     ----------    ---------
     Balance at December 31, 1999        $23,373      $ 2,900     $      --     $  26,273
                                         =======      =======     =========     =========

    ANC instituted a program beginning in the U.S. in 1998 called "top grading" which is designed to strengthen management through new leadership and performance management. The program calls for placing the best human resources available into numerous middle and high level management positions throughout the Company. Top grading will give the Company a much broader, talented and diverse management pool to lead the Company into the future. This initiative was expanded into ANC's European operations in 1999. As a result, the Company pays termination and severance benefits to those employees that have left or will be leaving the Company under the top grading program.

    The 1998 charge of $14,100 was provided for severance costs for approximately 140 plant, sales and administrative employees in the U.S. who have been replaced in the Company's top grading program. An impairment charge of $4,400 was also recorded relating to lease termination costs and equipment write-offs for permanently idled equipment.

    In 1999, the European operations commenced the Next Level program, which is designed to eliminate redundant administrative and plant positions. The charge to income included $7,818 for severance costs for approximately 158 employees whose positions are being eliminated under the Next Level and Lean Manufacturing program. The 1999 charge to income also included $14,719 for severance and other employee related costs to provide for the reduction of an additional 103 employees in the Company's U.S. and European top grading program.

    Cash payments in 1999 are for severance costs for approximately 165 employees that have been terminated in the Next Level and Lean Manufacturing programs.

    The number of employees terminated through December 31, 1999 and scheduled to be terminated primarily in 2000 relating to the Next Level and Lean Manufacturing programs are 203 and 198, respectively.

    Expected cash payments for restructuring costs in future periods for the Next Level and Lean Manufacturing program are $16,978 in 2000 and $9,295 in 2001. The lease termination payments will be made in 2001 as required by the agreement. Severance costs related to the Next Level and Lean Manufacturing program are expected to be paid during 2000 and 2001.

NOTE 19 -- SEGMENT AND RELATED INFORMATION

    ANC's continuing operations, consisting of its worldwide beverage can business, comprise one reportable segment.

    Following are net sales and long-lived asset information by geographic area.

                                           YEAR ENDED DECEMBER 31,
                                           ----------------------
                                      1997           1998           1999
                                      ----           ----           ----
Net sales
 United States                     $ 1,504,427    $ 1,453,992    $1,371,627
 United Kingdom                        374,654        369,316       363,913
 Others                                585,937        635,541       592,534
                                   -----------    -----------    ----------
                                   $ 2,465,018    $ 2,458,849    $2,328,074
                                   ===========    ===========    ==========
Long-lived assets
 Continuing operations
    United States                  $ 1,054,393    $   999,151    $  962,344
    United Kingdom                     387,053        366,569       352,576
    Others                             704,874        694,692       696,844
 Discontinued operations               758,023        776,324            --
                                   -----------    -----------    ----------
                                   $ 2,904,343    $ 2,836,736    $2,011,764
                                   ===========    ===========    ==========

    Net sales are based on the country in which the legal subsidiary is domiciled.


NOTE 20 -- CONCENTRATIONS OF RISK

    One of the principal raw materials used in ANC's production process is aluminum. ANC generally limits its exposure to the fluctuations in the market price of aluminum by matching contracts to supply cans to customers with aluminum forward purchase supply contracts with similar terms.

    The Company sells its products to a relatively small number of customers. ANC had sales in excess of 10% of net sales from continuing operations to one customer amounting to approximately $1,048,200, $1,253,200 and $1,203,600 for the years ended December 31, 1997, 1998 and 1999, respectively.


NOTE 21 -- COMMITMENTS AND CONTINGENCIES

    In 1993, Viskase Corporation ("Viskase") brought a patent infringement lawsuit against ANCC alleging infringements related to patents held by Viskase, a unit of Envirodyne Industries, Inc., for heat shrinkable meat bags utilized in the Plastics business. In November 1996, a federal court jury in Chicago, Illinois awarded Viskase $102,385 in damages and found willful infringement. Based on the facts and circumstances, ANCC recorded a charge to expense of $103,768 in 1996 which represented the amount of the damages awarded as well as certain out-of-pocket costs. This was recorded in discontinued operations in the consolidated statement of income and in other payables and accrued liabilities of the continuing business in the consolidated balance sheet.

    In September 1997, the court granted ANCC's motion for a new trial on liability as to part of the case and ordered a new trial on damages. In August 1998, the trial judge granted Viskase's motion for summary judgment on the doctrine of equivalents. Viskase has moved for the damage award to be reinstated, and ANCC has opposed that motion. No ruling has been made. In addition, ANCC has requested the U.S. Patent and Trademark Office (known as the "PTO") to re-examine the claims of two of the patents that Viskase alleged ANCC infringed. In March 1999, a PTO Examiner issued an Office Action that re-examined and rejected claims of one of the two patents, but the Office Action is not final. Concerning the second patent, the PTO has also issued an Office Action rejecting the Viskase claims, but the PTO recently granted Viskase's petition to change the inventorship of the patent. Additional proceedings are ongoing.

On May 10, 1999, the court granted reinstatement of the jury damage award in the Viskase litigation. On July 1, 1999, the court entered a judgment in favor of Viskase in the amount of $164.9 million, which includes the $102 million damages award, $37 million of prejudgment interest and $20 million of enhanced damages. The Company has filed a notice of appeal, and believes it has strong arguments on appeal. The Company continues to believe its pre-existing reserve relating to these proceedings is adequate. PPPI has agreed to indemnify the Company on an after-tax basis for any payments the Company may be required to make with respect to the proceedings. Pechiney has guaranteed this obligation of PPPI. At December 31, 1999, ANC has reflected this indemnification within equity as a capital contribution and a receivable from PPPI totaling $61,825.

    Future adjustments, if any, of the Viskase litigation reserve will be recorded as income (loss) from discontinued operations in the Company's consolidated financial statements. Future indemnification payments, if any, from PPPI related to the Viskase litigation will be recorded as a capital contribution in the Company's consolidated financial statements.

    In addition to the above matter, the Company and its subsidiaries are involved in various other legal and administrative proceedings which have arisen in the ordinary course of business. While any litigation contains an element of uncertainty, ANC believes that the outcome of such proceedings will not have a material adverse effect on ANC's consolidated financial position or cash flows. The Viskase proceeding, if resolved in a manner different from the estimate, could have a material adverse effect on the operating results of discontinued operations in a future reporting period.

    ANC has two agreements to purchase certain information technology services through September 2002. Total commitments under the agreements approximated $22,900 as of December 31, 1999.

    ANC is contingently liable with respect to guarantees of indebtedness of other companies in the amount of $18,443 at December 31, 1999. ANC has outstanding letters of credit totaling $36,136 at December 31, 1999.


NOTE 22 -- RELATED PARTY TRANSACTIONS

    The beverage can business has historically operated independently of Pechiney and its affiliates. ANC purchases a portion of its aluminum requirements in Europe from Pechiney Rhenalu on an arms-length basis and under market terms and conditions. In connection with the IPO, Pechiney and ANC entered into several agreements, including certain indemnifications provided by Pechiney and a shared services agreement whereby certain corporate services are provided to the Company by Pechiney. In 1997 and 1998, Pechiney charged ANC on an arms-length basis for information technology costs incurred at a group level.

    The reorganization included the payment of dividends to Pechiney aggregating $100,242 by certain of the Company's European beverage can subsidiaries prior to the completion of the Offering. The Company has included in other payables and accrued liabilities a tax liability of $32,228 to be paid to the French government in May, 2000. Pechiney has agreed to reimburse the Company for this payment and $32,228 is included in other receivables.

Significant transactions and balances with Pechiney and its affiliates, other than those presented on the face of the consolidated balance sheets or described elsewhere in the notes to the consolidated financial statements, included the following:


                                                                  YEAR ENDED DECEMBER 31,
                                                                  -----------------------
                                                                 1997        1998        1999
                                                                 ----        ----        ----
            Sales                                              $     804   $   5,474   $   5,811
            Purchases                                            151,420     165,794     179,057
            Selling, general and administrative expenses           2,128         577       4,579
            Charges from Pechiney for research and
               development expenses                                5,283       4,039       1,169

                                                                 DECEMBER 31,
                                                                 ------------
                                                                1998     1999
                                                                ----     ----
                    Receivables                               $ 7,447   $ 1,677
                    Noncurrent assets                             187         -
                    Accounts payable                           18,985    18,645
                    Other payables and accrued expenses         7,535       484


NOTE 23-- QUARTERLY FINANCIAL SUMMARY (unaudited)

                                                    FIRST         SECOND         THIRD         FOURTH
                                                   QUARTER        QUARTER       QUARTER       QUARTER
                                                   -------        -------       -------       -------
1999:
Net sales                                          $530,642      $657,124       $613,427      $526,881
Cost of goods sold (excluding depreciation)         432,268       515,272        470,176       430,691
EBITDA excluding restructuring(1)                    63,604       108,131        113,741        61,874
Operating income                                     32,417        79,549         82,710        26,085
Income from continuing operations before
   extraordinary charge and cumulative
   effect of accounting change                       15,987        37,958         40,028         3,646

Net income                                           17,085        39,695         37,987         5,586
Earnings per share                                 $   0.31      $   0.72       $   0.69      $   0.10

1998:
Net sales                                          $542,558      $712,171       $672,823      $531,297
Cost of goods sold (excluding depreciation)         447,459       566,476        530,548       439,886
EBITDA excluding restructuring (1)                   59,867       100,710        108,123        52,301
Operating income                                     29,128        76,082         75,994        19,702
Income from continuing operations before
   extraordinary charge and cumulative
   effect of accounting change                        4,965        35,887         68,548         6,288

Net income                                            1,498        36,664         69,101         6,386
Earnings per share                                 $   0.03      $   0.67       $   1.26      $   0.12

    Operating income for the second quarter 1999 compared to 1998 increased due to the bad debt provision recorded in 1998. Net income for the third quarter 1999 compared to 1998 decreased due to the tax benefit of $32,206 recorded in 1998 resulting from a favorable tax settlement from the Internal Revenue Service pertaining to the federal income tax returns for the years 1988 through 1995. Operating income for the fourth quarter 1999 compared to 1998 increased due to ongoing cost reduction programs and the 1998 writedown of a long-term contract arrangement with a customer, substantially offset by lower 1999 earnings in Brazil and Turkey.

(1) EBITDA excluding restructuring is a non-GAAP measurement that is defined as operating income from continuing operations, excluding depreciation and amortization, goodwill amortization and restructuring charge (credit) and writedown of property and equipment.

                                INDEX TO EXHIBITS

    The following exhibits are filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, or incorporated therein by reference. Exhibits marked with an asterisk were filed as exhibits to the Company's Registration Statement on Form S-1, No. 333-76699 and are incorporated herein; Exhibit 10.3 was filed as Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended September 30, 1999 and is incorporated herein; all other exhibits are filed with this report. References in the list of the exhibits to the "Company" refer to American National Can Group, Inc.

   *3.1         Certificate of Incorporation of the Registrant.

    3.1.1 Certificate of Correction of the Certificate of Amendment to the Certificate of Incorporation, dated July 29, 1999, and Certificate of Amendment of Certificate of Incorporation, dated July 28, 1999

   *3.2         By-laws of the Registrant.

   *4.1         Form of Registration Rights Agreement.

    4.2 Specimen of stock certificates for the common stock of the Company.

   *10.1 Aluminum Purchase/Sales Supply Agreement between the Company and Alcan Rolled Products Company (Confidential treatment of certain portions granted. Confidential material was separately filed with the Securities and Exchange Commission under an application for confidential treatment).

   *10.2 Aluminum Purchase Agreement between the Company and Aluminum Company of America (Confidential treatment of certain portions granted. Confidential material was separately filed with the Securities and Exchange Commission under an application for confidential treatment).

    10.3 Can Supply Agreement between the Company and Coca-Cola Enterprises Inc. (Confidential treatment of certain portions granted. Confidential material was separately filed with the Securities and Exchange Commission under an application for confidential treatment).

   *10.4        Form of Shared Services Agreement with Pechiney Plastic
                Packaging, Inc.

   *10.5 Form of Reciprocal Corporate Services Agreement with Pechiney Plastic Packaging, Inc.

   *10.6        Form of Master Netting and Amendment Agreement.

   *10.7        Form of Contribution, Assignment and Assumption Agreement.

   *10.8        Form of Beer Bottle Technology Agreement.

   *10.9        Form of ANC Technology Option Agreement.

   *10.10       Form of Director Nomination Agreement.

   *10.11       Form of Stock Purchase Agreement.

   *10.12       Form of Pechiney Guarantee.

   *10.13       Form of FEEP Contribution Agreement.

   *10.14       Form of Foreign Subsidiary Stock Transfer Agreements.

   *10.15       Form of Indemnification Agreement.

  +*10.16       American National Can Group 1999 Long-Term Incentive Plan.

  +*10.17       American National Can Group Annual Incentive Plan.

  +*10.18       American National Can Group Directors Stock Plan.

  +*10.19       American National Can Group Stock Compensation Conversion Plan.

   +10.20 Amended and Restated Executive Employment Agreement dated May 28, 1999 between the Company, American National Can Company and Curtis Clawson.

  +*10.21 Employment Agreement dated May 28, 1999 between American National Can Company and Edward A. Lapekas.

  +*10.22 Employment Agreement dated May 28, 1999 between American National Can Company and Michael D. Herdman.

  +*10.23 Employment Agreement dated May 28, 1999 between American National Can Company and Alan H. Schumacher.

  +*10.24 Employment Agreement dated May 28, 1999 between American National Can Company and Dennis R. Bankowski.

   +10.25 Employment Agreement dated January 15, 1996 between American National Can Company and Allan Bohner.

   +10.26 Employment Agreement dated March 15, 1997 between American National Can Company and Thomas Buckley.

   *10.27       Translation of Pension Agreement.

   *10.28       Limited License of Pechiney name.

   *10.29       Netting Agreement.

   *10.30       Sublease to Pechiney Plastic Packaging, Inc.

   *10.31       Pension Benefits Agreement with Pechiney Plastic Packaging, Inc.

   +10.32 Employment Agreement dated February 18, 2000 between American National Can Company and William Francois.

    10.33 5-Year Revolving Credit Agreement dated as of July 22, 1999 among the Company, certain of its subsidiaries, specified institutional lenders, The First National Bank of Chicago, as Administrative Agent, The Chase Manhattan Bank, as Syndication Bank, ABN AMRO Bank N.V., as Co-Documentation Agent and Arranger, Royal Bank of Canada as Co-Documentation Agent and Arranger, Banque Nationale De Paris, as Arranger, Chase Securities Inc., as Lead Arranger and Joint Book Manager, and Bank One Capital Markets, Inc., as Lead Arranger and Joint Book Manager.

    10.34 364-Day Credit Agreement dated as of July 22, 1999 by and among the Company, certain of its subsidiaries, specified institutional lenders and the other parties listed in Exhibit 10.32.

    10.35 5-Year Finance Facility Agreement dated as of July 22, 1999 among ABN AMRO Bank N.V., as Agent and as a Lender, Windmill Funding Corporation and the Company.

    10.36 364-Day Finance Facility Agreement dated as of July 22, 1999 among ABN AMRO Bank N.V., as Agent and as a Lender, Windmill Funding Corporation and the Company.

    10.37 Subordination Agreement dated as of July 22, 1999 among the Company, Pechiney North America, Inc. and American National Can Company with respect to the 5-Year Credit Agreement and the 364-Day Credit Agreement.

    10.38 Guaranty dated as of July 22, 1999 by Pechiney North America, Inc. and American National Can Company.

    10.39 Subordination Agreement dated as of July 22, 1999 among the Company, Pechiney North America, Inc. and American National Can Company with respect to the 5-Year Credit Facility Agreement and the 364-Day Credit Facility Agreement.

    10.40 Guaranty dated as of July 22, 1999 by Pechiney North America, Inc. and American National Can Company with respect to the 5-Year Credit Facility Agreement and the 364-Day Credit Facility Agreement.

    21          Subsidiaries of the Registrants.

    23          Consent of PricewaterhouseCoopers LLP.

    24          Powers of Attorney for the following directors: Frank W.
                Considine , Ronald J. Gidwitz, George D. Kennedy, Homer J. Livingston, Jr., Roland H. Meyer, Jr., James J. O'Connor, Alain Pasquier, Jean-Pierre Rodier, Jean-Dominique Senard and James R. Thompson.

    27          Financial Data Schedule.


+ Management contract or compensatory plan or arrangement.