Form 10-Q
period 2000-03-31
AMERICAN NATIONAL CAN GROUP INC
filed 2000-04-26
CIK 1084304

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ------------------------------

                                    FORM 10-Q

(Mark One)
   [ X ] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
         Exchange Act of 1934 For the quarterly period ended March 31, 2000

                                       or

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
(State or Other Jurisdiction of                  (I.R.S. Employer Identification
 Incorporation or Organization)                                No.)



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

                               Yes [ X ] - No [ ]


The number of shares outstanding of the registrant's common stock as of April 24, 2000 was 55,000,000





================================================================================

                        AMERICAN NATIONAL CAN GROUP, INC.
                                      INDEX

                                                                                              Page
PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Statements of Income (unaudited) for the three months
         ended March 31, 2000 and 1999 ....................................................    3

         Consolidated Balance Sheets at March 31, 2000 (unaudited)
         and at December 31, 1999 .........................................................    4

         Condensed Consolidated Statements of Cash Flows (unaudited) for the three months
         ended March 31, 2000 and 1999 ....................................................    5

         Consolidated Statement of Changes in Equity (unaudited) for the three months
         ended March 31, 2000 .............................................................    6

         Notes to Consolidated Financial Statements (unaudited) ...........................    7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ............................................................   12

Item 3.  Quantitative and Qualitative Disclosure of Market Risk ...........................   14


PART II:  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K .................................................   15


Signatures ................................................................................   16

                          PART I: FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

                        AMERICAN NATIONAL CAN GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

            (In thousands of U.S. dollars, except per share amounts)
                                   (Unaudited)

                                                               THREE MONTHS ENDED
                                                            ----------------------
                                                                    MARCH 31,
                                                            ----------------------
                                                               2000         1999
                                                            ---------    ---------

Net sales ...............................................   $ 521,105    $ 530,642
Cost of goods sold (excluding depreciation) .............     420,003      432,268
Selling, general and administrative expense .............      29,744       31,207
Research and development expense ........................       3,384        3,563
Depreciation and amortization ...........................      18,045       20,986
Goodwill amortization ...................................      10,441       10,201
Goodwill impairment writedown ...........................     127,000         --
Restructuring charge (credit) and writedown of
    property and equipment ..............................         398         --
                                                            ---------    ---------
OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS ......     (87,910)      32,417

Interest expense ........................................      21,474       15,318
Interest income and other financial income (expense), net       1,061        8,156
                                                            ---------    ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
    TAXES, EQUITY EARNINGS AND MINORITY INTEREST ........    (108,323)      25,255

Income tax expense ......................................       7,988       10,774
                                                            ---------    ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY
    EARNINGS AND MINORITY INTEREST ......................    (116,311)      14,481

Equity in net earnings of affiliates ....................         342        1,976
Minority interest .......................................          (5)        (470)
                                                            ---------    ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS ................    (115,974)      15,987

Income from discontinued operations, net of tax
    expense of $1,309 ...................................        --          1,098
                                                            ---------    ---------

NET INCOME (LOSS) .......................................   $(115,974)   $  17,085
                                                            =========    =========

EARNINGS (LOSS) PER SHARE - BASIC AND ASSUMING DILUTION
     Income (loss) from continuing operations ...........   $   (2.11)   $    0.29
     Income from discontinued operations ................        --           0.02
                                                            ---------    ---------
     NET INCOME (LOSS) ..................................   $   (2.11)   $    0.31
                                                            =========    =========

Weighted average shares outstanding (in thousands)
     Basic ..............................................      55,000       55,000

     Assuming dilution ..................................      55,000       55,000


                 See notes to Consolidated Financial Statements.

                        AMERICAN NATIONAL CAN GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

              (In thousands of U.S. dollars, except share amounts)


                                                  MARCH 31,2000  DECEMBER 31, 1999
                                                  -------------  -----------------
                                                    (Unaudited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents ......................   $    35,817    $    53,155
Accounts receivable ............................       165,188        143,486
Other receivables and prepaid expenses .........        65,688         71,409
Inventories ....................................       258,452        222,707
Deferred income taxes ..........................        88,864         86,339
                                                   -----------    -----------
TOTAL CURRENT ASSETS ...........................       614,009        577,096

Property and equipment, net ....................       780,730        790,199
Goodwill, net ..................................     1,084,077      1,221,565
Investments in equity affiliates ...............       104,897        102,410
Pension asset ..................................       290,773        277,450
Deferred income taxes ..........................       157,758        156,883
Other long-term assets .........................       124,129        101,215
                                                   -----------    -----------

TOTAL ASSETS ...................................   $ 3,156,373    $ 3,226,818
                                                   ===========    ===========

LIABILITIES AND EQUITY:
CURRENT LIABILITIES
Accounts payable - trade .......................   $   257,531    $   247,020
Other payables and accrued liabilities .........       327,745        372,119
Current portion of long-term debt ..............           301            245
Short-term financing ...........................        93,597         64,350
                                                   -----------    -----------
TOTAL CURRENT LIABILITIES ......................       679,174        683,734
Deferred income taxes ..........................        53,448         53,826
Postretirement benefit obligations .............       302,058        302,860
Other long-term liabilities ....................       143,318        145,973
Long-term debt .................................     1,034,252        972,732
                                                   -----------    -----------
TOTAL LIABILITIES ..............................     2,212,250      2,159,125
                                                   -----------    -----------

Commitments and contingencies ..................          --             --

Minority interests .............................         7,005          7,002

EQUITY
Preferred stock (25,000,000 shares authorized,
    none issued and outstanding) ...............          --             --
Common stock ($0.01 par value, 1,000,000,000
    shares authorized, 55,000,000 shares issued
    and outstanding) ...........................           550            550
Additional paid in capital .....................     1,198,205      1,198,205
Receivable from Pechiney Plastic Packaging, Inc.       (61,825)       (61,825)
Retained earnings (deficit) ....................      (107,363)         8,611
Accumulated other comprehensive loss ...........       (92,449)       (84,850)
                                                   -----------    -----------
TOTAL EQUITY ...................................       937,118      1,060,691
                                                   -----------    -----------

TOTAL LIABILITIES AND EQUITY ...................   $ 3,156,373    $ 3,226,818
                                                   ===========    ===========


                 See notes to Consolidated Financial Statements.

                        AMERICAN NATIONAL CAN GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (In thousands of U.S. dollars)
                                   (Unaudited)

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                                 2000         1999
                                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income (loss) from continuing operations ...............................   $(115,974)   $  15,987
   Minority interests .....................................................           5          470
   Equity in net earnings of affiliates ...................................        (342)      (1,976)
   Depreciation, amortization and goodwill impairment writedown ...........     155,486       31,187
   Restructuring charge (credit) and write down of property and equipment..         398         --
   Provision for deferred income taxes ....................................       2,660        1,492
   Other non-cash (income) expense, net ...................................      (8,792)      (6,032)
   Changes in assets and liabilities exclusive of effects from divestitures
        and translation adjustments .......................................    (118,008)     (74,716)
                                                                              ---------    ---------
Net cash used in operating activities of continuing operations ............     (84,567)     (33,588)
Net cash used in operating activities of discontinued operations ..........        --         (1,635)
                                                                              ---------    ---------
NET CASH USED IN OPERATING ACTIVITIES .....................................     (84,567)     (35,223)


CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment .............................     (18,230)     (14,540)
   Proceeds from sales of property, plant and equipment ...................        --             29
                                                                              ---------    ---------
Net cash used in investing activities of continuing operations ............     (18,230)     (14,511)
Net cash used in investing activities of discontinued operations ..........        --        (10,878)
                                                                              ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES .....................................     (18,230)     (25,389)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Additions to long-term debt ............................................      70,460         --
   Payments on long-term debt .............................................      (8,053)     (25,115)
   Net increase in short-term financing ...................................      31,305       87,589
   Dividends paid:
       To shareholders ....................................................      (7,700)        --
       To Pechiney ........................................................        --        (10,192)
       To minority interests in subsidiaries ..............................        --         (4,776)
                                                                              ---------    ---------
Net cash provided by financing activities of continuing operations ........      86,012       47,506
Net cash used in financing activities of discontinued operations ..........        --         (2,061)
                                                                              ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES .................................      86,012       45,445


NET EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH ........................        (553)       1,495
                                                                              ---------    ---------


NET DECREASE IN CASH AND CASH EQUIVALENTS .................................     (17,338)     (13,672)
Increase in cash and cash equivalents of discontinued operations ..........        --           (896)
                                                                              ---------    ---------
Net decrease in cash and cash equivalents of continuing operations ........     (17,338)     (14,568)
Cash and cash equivalents at beginning of period ..........................      53,155      170,549
                                                                              ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................   $  35,817    $ 155,981
                                                                              =========    =========






                 See notes to Consolidated Financial Statements.

                        AMERICAN NATIONAL CAN GROUP, INC.
                   CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

                         (In thousands of U.S. dollars)
                                   (Unaudited)

                                                                                               Accumulated
                                                   Additional     Receivable     Retained         Other
                                     Common         Paid in         from         Earnings     Comprehensive
                                      Stock         Capital         PPPI         (Deficit)        (Loss)         Total
                                   -----------    -----------    -----------    -----------    -----------    -----------
Balance at December 31, 1999 ...   $       550    $ 1,198,205    $   (61,825)   $     8,611    $   (84,850)   $ 1,060,691

Net loss .......................                                                   (115,974)                     (115,974)

Changes in accumulated other
 comprehensive loss:
    Foreign currency translation
      adjustment, net of tax
      benefit of $858 ..........                                                                    (7,599)        (7,599)
                                   -----------    -----------    -----------    -----------    -----------    -----------



Balance at March 31, 2000 ......   $       550    $ 1,198,205    $   (61,825)   $  (107,363)   $   (92,449)   $   937,118
                                   ===========    ===========    ===========    ===========    ===========    ===========



     Accumulated other comprehensive loss represents cumulative translation adjustments at December 31, 1999 and March 31, 2000. Such amounts are net of tax aggregating $21,305 and $22,163 at those dates, respectively.









                 See notes to Consolidated Financial Statements.

                        AMERICAN NATIONAL CAN GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (In thousands of U.S. dollars, except share amounts)
                                   (Unaudited)


NOTE 1:  COMPANY FORMATION AND BASIS OF PRESENTATION

COMPANY FORMATION

     American National Can Group, Inc. (the "Company" or "ANC"), a Delaware company, consists of the former worldwide beverage can business of Pechiney, a French company. The Company was incorporated with the issuance of 55,000,000 shares of ANC common stock and was formed through a series of transactions (the "Reorganization") completed immediately prior to the initial public offering (the "Offering" or the "IPO") by Pechiney of a 54.5% ownership interest in the Company. Operations of the Company prior to the Reorganization were conducted by
(a) Pechiney North America, Inc. ("PNA"), a wholly owned subsidiary of Pechiney, through its 90% owned subsidiary (Pechiney owned directly the remaining 10%), American National Can Company ("ANCC"), and ANCC's various European (in which Pechiney held a minority interest) and Asian subsidiaries, and (b) Pechiney through its subsidiaries in Turkey (65% owned), France (100% owned) and Brazil (100% owned) and joint ventures in Mexico and Korea. ANCC also owned and operated a plastics packaging business.

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

BASIS OF PRESENTATION

     The accompanying financial statements include the combined accounts of PNA, ANCC and the entities transferred by Pechiney to the Company for the three months ended March 31, 1999 and the consolidated accounts of the Company as of December 31, 1999 and March 31, 2000 and for the three months ended March 31, 2000. The former plastics operations of ANCC have been presented as discontinued operations in the accompanying financial statements. In the consolidated statements of income and cash flows for the three months ended March 31, 1999, the operating results and cash flows of the plastics business have been presented separately as single-line items.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2000 and the results of its operations for the three month periods ended March 31, 2000 and 1999 and cash flows for the three months ended March 31, 2000 and 1999. All adjustments reflected in the accompanying unaudited consolidated financial statements are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. The unaudited consolidated financial statements should be read in conjunction with the combined financial statements and the related notes included in the Company's Form 10-K for the year ended December 31, 1999.


NOTE 2:  MERGER AGREEMENT

     On March 31, 2000, the Company and Rexam PLC ("Rexam") entered into a definitive agreement under which Rexam will acquire all outstanding shares of the Company for $18.00 per share payable in cash. Rexam has commenced the transaction with a cash tender offer. The Boards of Directors of both companies have unanimously approved the merger agreement. The transaction will be conditioned on regulatory approvals, including expiration of applicable waiting periods and other customary conditions. In addition, Pechiney, the Company's largest shareholder with approximately 45% of the Company's stock, has entered into an agreement pursuant to which it has irrevocably agreed to tender all of its shares into the Rexam tender offer.


NOTE 3:  GOODWILL IMPAIRMENT WRITEDOWN

    Substantially all of the goodwill reflected on the consolidated balance sheet arose from the revaluation of the tangible assets and assumed liabilities of ANC as of the date of its acquisition by Pechiney in 1988. In 1999 ANC recorded goodwill of $38,603 related to the acquisition of the remaining 35% minority interest in its Turkish subsidiary.

    The carrying value of goodwill is reviewed regularly in accordance with Accounting Principles Board Opinion No. 17, "Intangible Assets", ("APB 17") and Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", to reflect changes which may have permanently impaired the profitability and the value of the related assets. For purposes of APB 17, the Company evaluates goodwill impairment on a fair value basis.

    During the first quarter of 2000, ANC received several offers from third parties to purchase all of the outstanding shares of ANC common stock. ANC retained Deutsche Bank Securities, Inc. ("Deutsche Bank") as financial advisor to evaluate these offers and other potential alternatives. On March 31, 2000, Deutsche Bank issued a Fairness Opinion and advised the ANC Board of Directors that the Rexam offer of $18.00 per share was fair from a financial point of view to ANC shareholders. The ANC Board of Directors agreed with the Deutsche Bank Opinion and on March 31, 2000 approved a definitive merger agreement under which Rexam would acquire all outstanding shares of the Company for $18.00 per share (Note 2).

    Based on Deutsche Bank's and the ANC Board of Director's recommendations that $18.00 per share represented a fair value of the Company, ANC determined that a goodwill impairment existed at March 31, 2000 and accordingly recorded a goodwill writedown of $127,000 with no tax benefit.


NOTE 4:  DISCONTINUED OPERATIONS

     Net sales for the plastics business were $209,876 for the three months ended March 31, 1999. Net income from discontinued operations for the three months ended March 31, 1999 includes $1,098 of income, net of income tax expense of $1,309, from the results of the plastics operations. Intercompany borrowings of the plastics operations from ANCC are included in financing activities from continuing operations in the statements of cash flows for the three months ended March 31, 1999.

NOTE 5:  COMPREHENSIVE LOSS

     Comprehensive loss for the three months ended March 31, 2000 and 1999 consisted of the following:

                                                       Three months ended March 31,
                                                            2000         1999
                                                          ---------    ---------
Net income (loss) .....................................   $(115,974)   $  17,085

Other comprehensive loss:
    Foreign currency translation adjustment ...........      (8,457)     (33,918)
    Foreign currency translation adjustment tax effect          858        8,743
                                                          ---------    ---------
    Foreign currency translation adjustment, net of tax      (7,599)     (25,175)
                                                          ---------    ---------

Comprehensive loss ....................................   $(123,573)   $  (8,090)
                                                          =========    =========



NOTE 6:  EARNINGS (LOSS) PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and assuming dilution earnings (loss) per share from continuing operations computations (in thousands, except per share amounts):

                                                       Three months ended March 31,
                                                            2000            1999
                                                            ----            ----
INCOME (LOSS) (NUMERATOR):
Income (loss) from continuing operations ...............   $(115,974)   $  15,987

SHARES (DENOMINATOR):
Weighted average number of shares outstanding during the
   period ..............................................      55,000       55,000
Incremental common shares attributable to
   dilutive stock awards ...............................        --           --
                                                           ---------    ---------
Diluted number of shares outstanding
   during the period ...................................      55,000       55,000
                                                           =========    =========

Basic earnings (loss) per common share .................   $   (2.11)   $    0.29
Earnings (loss) per common share assuming dilution .....   $   (2.11)   $    0.29

    If the Company had net income from continuing operations for the three months ended March 31, 2000 instead of a loss, the incremental common shares attributable to dilutive stock awards would have been 290 shares.

     No dilutive securities were outstanding prior to the IPO.

NOTE 7:  INVENTORIES

    Inventories consisted of the following:
                                           March 31, 2000      December 31, 1999
                                           --------------      -----------------
                           Raw materials     $ 48,401             $ 55,785
                           Spare parts         35,582               37,138
                           Work-in-process        448                  807
                           Finished goods     174,021              128,977
                                             --------             --------
                                             $258,452             $222,707
                                             ========             ========


NOTE 8:  RESTRUCTURING CHARGE (CREDIT) AND WRITEDOWN OF PROPERTY
            AND EQUIPMENT

    The $398 restructuring charge (credit) and writedown of property and equipment for continuing operations for the three months ended March 31, 2000 included a restructuring charge of $303 and a loss on the sale of property and equipment of $95.

    The activity in the restructuring reserve for continuing operations for the three months ended March 31, 2000 was as follows:

                                         Employee                          Equipment
                                        termination                        dismantle
                                            and        Lease                  and        Non-cash
                                         severance  termination  Facility   disposal      asset
                                         programs      cost       costs       costs     writedowns      Total
                                         --------    --------   --------    --------    -----------   --------
Balance at December 31, 1999             $ 31,863    $  8,023   $  6,447    $    879      $    --     $ 47,212
Charge to income                               14        --          287           2           --          303
Cash payments                              (3,415)       --         (482)         (2)          --       (3,899)
Non-cash utilized or reclassified            (233)       --         --          --             --         (233)
                                         --------    --------   --------    --------      ---------   --------
Balance at March 31, 2000                $ 28,229    $  8,023   $  6,252    $    879      $    --     $ 43,383
                                         ========    ========   ========    ========      =========   ========

ANC has segregated the restructuring activities into three separate programs; (1) pre-1996 program, (2) Challenge program and (3) Next Level and Lean Manufacturing program.

    A summary of the activity in the reserve relating to the pre-1996 program is as follows:

                                 Employee                          Equipment
                               termination                         dismantle
                                   and          Lease                and      Non-cash
                                severance    termination  Facility disposal    asset
                                 programs        cost      costs     costs   writedowns    Total
                               -----------   -----------  -------- --------  ----------    -----
Balance at December 31, 1999   $      --     $      --    $  --    $  --     $      --     $  --
Charge to income                      --            --      189        2            --       191
Cash payments                         --            --     (189)      (2)           --      (191)
                               -----------   -----------  -----    -----     -----------   -----
Balance at March 31, 2000      $      --     $      --    $  --    $  --     $      --     $  --
                               ===========   ===========  =====    =====     ===========   =====

    At December 31, 1999 the reserve balance related to the pre-1996 program was zero. The charge to income and the cash payments in the first quarter of 2000 are related to costs incurred to maintain two facilities previously closed. These costs, which are not expected to be material, will continue until the expiration of a lease at one facility in 2001 and until the property at the other facility is ultimately sold.

    A summary of the activity in the reserve relating to the Challenge program is as follows:

                                Employee                             Equipment
                               termination                           dismantle
                                   and         Lease                    and       Non-cash
                                severance   termination   Facility   disposal      asset
                                programs       cost        costs       costs     writedowns      Total
                               --------      --------     --------    --------   -----------   --------

Balance at December 31, 1999   $  8,490      $  5,123     $  6,447    $    879   $      --     $ 20,939
Charge to income                     14          --             98        --            --          112
Cash payments                      (775)         --           (293)       --            --       (1,068)
                               --------      --------     --------    --------   -----------   --------
Balance at March 31, 2000      $  7,729      $  5,123     $  6,252    $    879   $      --     $ 19,983
                               ========      ========     ========    ========   ===========   ========

    The charge to income of $112 in the first quarter of 2000 is related to cash payments for employee severance costs and facility costs at the Jacksonville, FL facility shut down in December 1996 which exceeded the remaining reserve balance at December 31, 1999.

    Cash payments for employee termination and severance were primarily for the Piscataway, NJ plant, but also included severance payments to employees terminated at Jacksonville, FL and the ANC headquarters in Chicago, IL. Cash payments for facility costs included rent costs related to the administrative offices in Chicago, IL and facility costs at the Jacksonville, FL plant.

    A summary of the activity in the reserve relating to the Next Level and Lean Manufacturing program is as follows:

                                     Employee                            Equipment
                                    termination                          dismantle
                                        and         Lease                   and       Non-cash
                                     severance   termination  Facility    disposal      asset
                                     programs       cost        costs      costs     writedowns     Total
                                    --------      --------   ---------  -----------  -----------   --------
Balance at December 31, 1999        $ 23,373      $  2,900   $    --    $      --    $      --     $ 26,273
Cash payments                         (2,640)         --          --           --           --       (2,640)
Non-cash utilized or reclassified       (233)         --          --           --           --         (233)
                                    --------      --------   ---------  -----------  -----------   --------
Balance at March 31, 2000           $ 20,500      $  2,900   $    --    $      --    $      --     $ 23,400
                                    ========      ========   =========  ===========  ===========   ========

     The cash payments of $2,640 were for employee termination and severance related to the Next Level and Lean Manufacturing program in both the United States and Europe.

     A non-cash adjustment of $233 was made to the restructuring reserve in the first quarter of 2000 as a result of currency fluctuations in the euro and British pound.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


FORWARD-LOOKING STATEMENTS

     This discussion and the information contained in the preceding notes to the financial statements include forward-looking statements based on current expectations about future events. Actual results could differ materially from those anticipated in the forward-looking statements. The forward-looking statements are affected by risks, uncertainties and assumptions about ANC's business, including, among other things:

-    our customers' financial condition
-    the number of cans we will supply and the locations of our customers
-    our ability to control costs
- the terms upon which we will acquire aluminum and our ability to reflect those terms in can sales
-    our reliance on third-party vendors for various services
- our debt levels and our ability to obtain and retain financing and service debt
-    competitive pressures in the beverage can business
- the successful implementation of our strategy to create shareholder value through superior profitability and cash generation
-    prevailing interest rates and currency exchange rates
-    payment of dividends
- the effect of any acquisitions, investments and divestitures on our results of operations and financial condition
-    legal proceedings and regulatory matters
-    the outcome of the proposed merger agreement with Rexam
- general economic conditions, particularly the strength of the economies in which we have operations.

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

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

     Net sales decreased by 1.8% to $521 million in the first quarter of 2000, compared with $530 million in the first quarter of 1999. A $16 million adverse impact of foreign currency exchange rates, predominately in Europe, was primarily responsible for the decline. Total unit sales increased in the first quarter by 0.2% compared with the 1999 first quarter. Increases in U. S. and Brazil soft drink can sales volumes were partially offset by volume declines in
U. S. beer can sales and unit sales in Europe and Asia.

     Cost of goods sold of $420 million in the first quarter of 2000 was down $12 million, or 2.8%, compared with cost of goods sold of $432 million for the first quarter of 1999 due primarily to manufacturing improvements. Cost of goods sold as a percentage of net sales declined to 80.6% for the first quarter of 2000 compared with 81.5% for the first quarter of 1999. Gross margins improved to $101 million in the first quarter of 2000 compared to $98 million a year ago.

     An operating loss from continuing operations of $88 million, which included a goodwill impairment writedown of $127 million, was recorded in the first quarter of 2000. Operating income from continuing operations excluding the $127 million writedown for goodwill impairment increased by $7 million, or 20.6%, to $39 million in the first quarter of 2000, compared with $32 million in the first quarter of 1999 primarily as a result of the improved manufacturing performance. Selling, general and administrative expenses declined by $1 million, or 4.7% quarter on quarter. Total depreciation and amortization, including goodwill amortization, but excluding the goodwill impairment writedown, decreased by $3 million, or 8.7%, to $31 million in the first quarter of 2000 compared with $28 million in the first quarter of 1999 as a result of lower depreciation expense. Exchange rate fluctuations adversely impacted operating income by $3 million compared with the first quarter of 1999.

     Income from continuing operations, excluding the goodwill impairment writedown, decreased to $11 million in the first quarter of 2000, compared with $16 million in the first quarter last year. Interest expense increased by $6 million, or 40.2%, from $15 million in the first quarter of 1999 to $21 million in the first quarter of 2000. Average borrowing rates, which increased to 7.6% in the first quarter of 2000 versus 6.3% in the first quarter of 1999, added over $3 million in interest expense to the first quarter 2000 results. Average borrowing levels and the impact of the IPO and Reorganization also resulted in additional interest expense quarter on quarter. Interest income and other financial income decreased to $1 million in the first quarter of 2000 from $8 million in the same period in 1999. The 1999 first quarter included a $5 million gain on the sale of the Company's 50% interest in a recycling joint venture. Income tax expense was $8 million in the first quarter of 2000 compared to $11 million in the first quarter of 1999. The worldwide effective tax rate, excluding the goodwill impairment writedown, increased slightly to 42.8% in the first quarter of 2000 compared with 42.7% in the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents totaled $36 million at March 31, 2000, a decrease of $17 million compared with $53 million at December 31, 1999.

     Total debt of $1,128 million at March 31, 2000 increased by $91 million compared with total debt of $1,037 million at December 31, 1999. A $47 million increase in trade working capital requirements and a $44 million reduction in other payable and accrued liabilities contributed to the increased debt requirements from year-end.

     Total equity decreased by $124 million from $1,061 million as of December 31, 1999 to $937 million at March 31, 2000 due to the net loss for the first three months of 2000 of $116 million and an $8 million increase in accumulated other comprehensive loss. As a result of the pending transaction with Rexam, the Company has not declared any dividends during the first quarter of 2000.

     The Company's total debt to equity ratio increased to 1.20 at March 31, 2000 compared with 0.98 at December 31, 1999 as a result of the net loss and increased borrowing requirements in the first quarter of 2000.

     Net cash used in operating activities was $85 million for the three months ended March 31, 2000. The loss from continuing operations of $116 million and $155 million of depreciation and amortization, including the $127 million goodwill impairment writedown, resulted in operating income of $39 million, which was offset by non-cash income of $9 million and a $118 million usage for the change in other assets and liabilities, of which $61 million represented additional working capital requirements.

     Net cash used in investing activities of $18 million for the first quarter of 2000 represents capital expenditures.

     Net cash provided by financing activities amounted to $86 million for the first three months of 2000. The proceeds from new long-term debt of $71 million and an increase in short-term financing of $31 million were partially offset by dividend payments of $8 million and long-term debt repayments of $8 million.

YEAR 2000

    Our efforts in this area resulted in normal continuation of our operations and systems, without any disruptions.

OTHER MATTERS

     On April 3, 2000, the Company announced that Rexam and ANC had entered into a definitive agreement under which Rexam will acquire all outstanding shares of the Company for $18.00 per share payable in cash. Rexam has commenced the transaction with a cash tender offer. The Boards of Directors of both companies have unanimously approved the merger agreement. The transaction will be conditioned on regulatory approvals, including expiration of applicable waiting periods and other customary conditions. In addition, Pechiney, the Company's largest shareholder with approximately 45% of the Company's stock, has entered into an agreement pursuant to which it has irrevocably agreed to tender all of its shares into the Rexam tender offer.


ITEM 3.  Quantitative and Qualitative Disclosure of Market Risk

    The Company is exposed to various market risks, including fluctuations in metal prices, foreign exchange rates and interest rates on our debt. There has been no material change in the Company's market risks that would significantly affect the disclosures made in the Form 10-K for the year ended December 31, 1999.

PART II:  OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K

(A)  Exhibits

     27  Financial Data Schedule (filed only electronically with the SEC)

(B)  Reports on Form 8-K

     No reports on Form 8-K were filed for the quarter ended March 31, 2000.

     On April 11, 2000 the Company filed a report on Form 8-K related to an Agreement and Plan of Merger ANC entered into with Rexam PLC.

                                   SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     American National Can Group, Inc.



     By     /s/  John G. LaBahn
         ----------------------
         John G. LaBahn
         Vice President, Controller and Chief Accounting Officer *


     Date:  April 26, 2000


     * The Chief Accounting Officer is also duly authorized to sign on behalf of the registrant and has signed in the dual responsibilities.