Form 10-K/A
period 1999-12-31
AMERICAN NATIONAL CAN GROUP INC
filed 2000-04-28
CIK 1084304

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999.

[   ]    Transition Report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934.

                          Commission File No.: 1-15163

                        AMERICAN NATIONAL CAN GROUP, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                       36-4287015
            --------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

8770 W. Bryn Mawr Avenue, Chicago, Illinois                     60631
-------------------------------------------                     -----
   (Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (773) 399-3000
                                                            --------------

           Securities registered pursuant to Section 12(b) of the Act:

     TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------              -----------------------------------------
common stock, par value $0.01                  New York Stock Exchange
         per share

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant at February 29, 2000 was approximately $299,344,620, based on 29,934,462 shares of common stock held by non-affiliates and the closing sale price on the New York Stock Exchange Composite Transactions Tape for the common stock on February 29, 2000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         CLASS                             OUTSTANDING AT FEBRUARY 29, 2000
         -----                             --------------------------------
Common stock, $0.01 par value                           55,000,000


The registrant hereby amends its Form 10-K for the fiscal year ended December 31, 1999 to add the information required by Part III and to add Exhibit Nos.
10.41 through 10.54.

                           INTRODUCTION TO FORM 10-K/A

         On March 31, 2000, American National Can Group, Inc. ("the Company") entered into an Agreement and Plan of Merger (the "Merger Agreement") with Rexam PLC ("Rexam") and Rexam Acquisition Subsidiary Inc. (the "Purchaser"), a Delaware corporation and a wholly owned indirect subsidiary of Rexam. The Merger Agreement provides for the acquisition of the Company by Rexam pursuant to a cash tender offer (the "Offer") by the Purchaser and a subsequent merger (the "Merger") of the Purchaser into the Company.

         Simultaneously with the execution of the Merger Agreement, Rexam and Pechiney, the owner of 45.5% of the outstanding shares of common stock of the Company, entered into a Stockholders Agreement. In the Stockholders Agreement, Pechiney has agreed, among other things, to tender all of its shares of Company stock pursuant to the Offer.

         Because of the acquisition development with Rexam, the Company will not be filing a proxy statement containing the information called for by Part III of Form 10-K prior to the end of 120 days after December 31, 1999. Consequently, the Company is amending its Form 10-K to add the information required by Part III and to add additional exhibits.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                               BOARD OF DIRECTORS

         The Board of Directors is divided into three staggered classes. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the directors of the same class whose terms are then expiring. Each of the current directors has been a director of the Company since its initial public offering on August 2, 1999 (the "Initial Public Offering").

                    CLASS I DIRECTORS TERMS EXPIRING IN 2000

         CHRISTEL BORIES*, 35. Mrs. Bories has been Senior Executive Vice President and Chief Operating Officer, Plastic Packaging of Pechiney since January 1999 and also served in a similar position at American National Can Company until July 28, 1999. From April 1995 through December 1998, she was Senior Executive Vice President, Strategy and Control of Pechiney. From 1993 until March 1995, she was employed at Union Miniere, a non-ferrous metal producer based in Belgium, as Director Strategy and Control and member of the Direction Committee. Prior to that time, she was a consultant with Corporate Value Associates.

         ALAIN PASQUIER*, 51. Mr. Pasquier has held various senior corporate management positions within Pechiney's finance department since 1993, and was Senior Vice President Corporate Finance of Pechiney from 1997 to 1999. He currently serves as Senior Vice President--International and Government Affairs of Pechiney. He is also a director of Impress Metal Packaging Holdings B.V. and Paribas Capital Markets Ltd.

         ROLAND H. MEYER, JR., 72. Mr. Meyer served as President and Chief Operating Officer of American National Can Company from 1989, and Chief Operating Officer from 1988, until his retirement in 1992. Mr. Meyer joined American National Can Company in 1972 and from that time held various management positions in the Company's Metal Container Division including
Manager--Manufacturing, Vice President--Operations, and Vice
Chairman--Operations. Mr. Meyer is also a director of Uniroyal Technology Corporation and Vice Chairman of First Commercial Bank of Tampa.

         JACK H. TURNER, 65. Mr. Turner served as President and Chief Operating Officer of American National Can Company from 1992 until his retirement in 1995. From September 1989 through June 1992, he was Executive Vice President and Chief Operating Officer of American National Can Company's beverage worldwide business. Mr. Turner joined American National Can Company in February 1969 and has held numerous financial and operations positions.

                     CLASS II DIRECTORS TERMS EXPIRE IN 2001

         FRANK W. CONSIDINE, 78. Mr. Considine was Chairman of the Board of American National Can Company from 1983 to 1990, Honorary Chairman and Chairman of the Executive Committee from 1990 to present, President from 1969 to 1988, and Chief Executive Officer from 1973 to 1988. Mr. Considine is also a director of SEI Information Technology, Chairman of the Board of Directors of Loyola University Health System/Loyola University Medical Center, Vice President of the Lyric Opera of Chicago, and a member of the Executive Committee of the Museum of Science and Industry, Chicago, and the Board of Trustees of the Field Museum of Natural History, Chicago.

         GEORGE D. KENNEDY, 73. Mr. Kennedy was Chairman and a director of Mallinckrodt Group Inc., a producer of medical products and chemicals, from 1991 until his retirement in October 1994. He was Chairman and Chief Executive Officer of Mallinckrodt Group Inc. from 1986 to 1991. Mr. Kennedy is also a director of the Kemper National Insurance Companies and Scotsman Industries, Inc.

         HOMER J. LIVINGSTON, Jr., 64. Mr. Livingston served as President and Chief Executive Officer of the Chicago Stock Exchange in Chicago, Illinois from November 1992 until his retirement in May 1995. From 1988 through 1992, Mr. Livingston was Chairman of the Board and Chief Executive Officer of Livingston Financial Group. He has also held the positions of Executive Vice President of First National Bank of Chicago, Partner at Lehman Bros., Partner at William Blair & Co., President and Chief Executive Officer of LaSalle National Bank and Trustee of Southern Pacific Railroad. Mr. Livingston is also a director of Peoples Energy Corporation.

         JEAN-DOMINIQUE SENARD*, 47. Mr. Senard has been Senior Executive Vice President and Chief Financial Officer and a member of the Executive Committee of Pechiney since October 1996. Prior to joining Pechiney, Mr. Senard was employed by the French company SaintGobain from January 1987 through October 1996, where he was Group Treasurer from January 1987 through January 1989, Director of Treasury and Financing from January 1989 through September 1995, and Financial Director of SaintGobain's General Delegation for Germany and Central Europe and a member of the Management Committee of Vegla GmbH from October 1995 through October 1996.

                    CLASS III DIRECTORS TERMS EXPIRE IN 2002

         RONALD J. GIDWITZ, 55. Mr. Gidwitz is a partner in GCG Partners, a private investment firm, a position he has held since 1998. He previously served as President and Chief Executive Officer of Helene Curtis Industries, Inc. from 1979 to 1998. He is also a director of Continental Materials Corporation, Prairie Packaging Corporation and SEI Consulting. Mr. Gidwitz is also Chairman of the Illinois State Board of Education, a member of the Board of Governors of Boys and Girls Clubs of America, Chairman of the Board of the Field Museum of Natural History and a member of the boards of directors of Lyric Opera of Chicago, the Museum of Science and Industry, and the Board of Trustees of Rush-Presbyterian Medical Center.

         EDWARD A. LAPEKAS, 57. Mr. Lapekas has held the position of Chairman of the Board and Chief Executive Officer of the Company since July 28, 1999. Prior thereto in 1999, he was President and Chief Operating Officer of the Company. He served as President and Chief Operating Officer--Beverage Cans worldwide of American National Can Company since November 1996. He joined American National Can Company in June 1996 as Senior Vice President--Beverage Cans Americas. Prior to joining American National Can Company, Mr. Lapekas served as Vice Chairman of SchmalbachLubeca A.G., a packaging company based in Germany, from July 1991 through June 1996. Prior to that time, he held senior management positions throughout the world with Continental Can Company from 1968 through 1991.

         JAMES J. O'CONNOR, 63. Mr. O'Connor is the retired Chairman and Chief Executive Officer of Commonwealth Edison Company and Unicom Corporation, a holding company, where he served from June 1994 until March 1998, and of Edison Company, an electric utility, where he served from 1980 to March 1998. He is also a Director of Corning Incorporated, Scotsman Industries Inc., SmurfitStone Container Corporation, Tribune Company and UAL Corporation.

         JEAN-PIERRE RODIER*, 52. Mr. Rodier served as Chairman of the Board and Chief Executive Officer of the Company until July 28, 1999, at which time he resigned from that position. Since 1994, Mr. Rodier has served as

Chairman and Chief Executive Officer of Pechiney, formerly the Company's parent company. Prior to July 28, 1999, he served as Chairman of the Board and Chief Executive Officer of American National Can Company. Before joining Pechiney in 1994, Mr. Rodier served as Chairman and Chief Executive Officer of Penarroya and Managing Director of Penarroya's parent company, Imetal. He has also held the positions of Chairman of the Executive Board for Metaleurop France and head of Union Miniere, the Belgian affiliate of Groupe Suez.

         JAMES R. THOMPSON, 63. Mr. Thompson was Governor of Illinois from 1977 through 1991. Since January 1991, Mr. Thompson has been a partner in, and Chairman of the Executive Committee of, Winston & Strawn, a Chicago, Illinois law firm, and since January 1993, he has been Chairman of the firm. Mr. Thompson is also a director of FMC Corporation, Prime Retail, Inc., Prime Retail.com, Hollinger International, Inc., Jefferson Smurfit Group, Metal Management, Inc., Navigant Consulting, Inc., Prime Group Realty Trust and Union Pacific Resources. He also serves as a Public Governor of the Chicago Board of Trade and is the Chairman of the Public Review Board of the Hotel and Restaurant Employees International Union. He is Chairman of the Board of Trustees of the Illinois Mathematics and Science Academy Foundation, and serves as a trustee of the Chicago Historical Society, Lyric Opera of Chicago and the Museum of Contemporary Art.

         There are no family relationships among any of the Company's directors or executive officers.

-------------------
* Designated by Pechiney, which, pursuant to a Director Nomination Agreement between the Company and Pechiney, has the right to nominate four of the thirteen members of the Board.

DIRECTOR COMPENSATION

         Directors who are officers or employees of the Company do not receive compensation other than reimbursement for out-of-pocket expenses incurred by them in connection with their travel to and attendance at meetings of the Board of Directors or its committees.

         In addition to the reimbursement of expenses, directors of the Company who are not officers or employees receive an annual cash retainer of $25,000 and an annual grant of deferred stock units with a fair market value of $15,000. These shares will be transferred to the director at the time of termination or retirement from the Board of Directors and are subject to forfeiture in the event of the Company's insolvency. The non-employee directors will also receive an annual stock option grant with a BlackScholes value equal to $30,000. The options are granted at the fair market value, are exercisable immediately, and will have a ten-year term. In addition, non-employee directors who chair any committee of the Board receive a fee of $3,000 per year for each committee they chair. Directors can elect to defer the receipt of their annual cash retainers and chairman fees until retirement from the Board. Until distribution of the deferred amounts following retirement, the deferred amounts will earn interest based on mutual funds selected by the director from a company listing of mutual funds approved for the deferral plan. The Company provides each non- employee director with $250,000 of accidental death and dismemberment insurance coverage on a 24-hour basis for any period a non-employee director is traveling on company business. In addition, Frank Considine is provided with a secretary, and an automobile and office leased by the Company. Such leases and services are valued at approximately $100,000 per year.

         Non-employee directors who served on the Board prior to its Initial Public Offering earned a retirement benefit as part of their compensation. For those same directors, now serving on the Board, the present value of their accrued retirement benefit was converted to deferred stock units on July 28, 1999. The stock units are receivable by the director at the time of termination or retirement from the Board. These shares will be transferred to the director at the time of termination or retirement from the Board and are subject to forfeiture in the event of the Company's insolvency. Dividend equivalents are applied to the deferred stock units and are payable in cash or stock at the time of the director's termination or retirement.

1999 BOARD MEETINGS

         During 1999, the Board of Directors held a total of six meetings. In 1999, all incumbent directors attended at least 75% percent of the meetings of the Board and of the Board committees on which they served except for

Mrs. Bories, who attended 50% and Mr. Pasquier, who attended 67%. As a group, incumbent directors attended 86% percent of all Board and Board committee meetings held in 1999.

BOARD COMMITTEES

         The Board of Directors has four standing committees, which are described below.

         AUDIT COMMITTEE. The Audit Committee is responsible for reviewing the propriety and accuracy of the Company's consolidated financial statements. The Audit Committee is responsible for:

         - reviewing the internal accounting controls and annual consolidated financial statements;

         - reviewing the scope of the independent certified public accountants' audit, their report and their recommendations;

         - considering the possible effect on the independence of the accountants in approving non-audit services requested of them; and

         - recommending the action to be taken with respect to the appointment of the independent certified public accountants.

         The Audit Committee held two meetings during 1999.

         COMPENSATION AND ORGANIZATION COMMITTEE. The Compensation and Organization Committee is responsible for:

         - approving the compensation of all elected officers;

         - reviewing, advising and making recommendations with respect to elected officer compensation plans, their benefits and standards and taking all related actions that are not reserved for the Board;

         - providing oversight of the annual incentive plan and the other salary, compensation or benefit plans; and

         - reviewing the succession plans and management development of the senior management positions.

         The Compensation and Organization Committee held three meetings in 1999. Pursuant to resolutions adopted by the Board on February 24, 2000, the name of this committee was changed from the Compensation Committee to the Compensation and Organization Committee.

         EXECUTIVE COMMITTEE. During intervals between meetings of the Board, the Executive Committee has and exercises all the powers and authority of the Board in the management of the Company's business and affairs, except as specifically limited in the Company's by-laws. The Executive Committee did not hold any meetings in 1999.

         NOMINATING AND GOVERNANCE COMMITTEE. The Nominating and Governance Committee is responsible for:

         - assessing the appropriate combination of skills and characteristics required of the Board members so that the Board has a mix of business leadership and special expertise;

         - assuring that diversity is given attention in the consideration of individual candidates;

         - selecting, identifying and screening, with input from the Chief Executive Officer, candidates for Board membership;

         - nominating the chairs of other committees;

         - evaluating continued membership on the Board when the circumstances of a director change; and

         - annually evaluating and updating the governance policies.

         The Nominating and Governance Committee was created pursuant to resolutions adopted by the Board on February 24, 2000. The Committee will accept nominations of persons for election to the Board from stockholders that are made pursuant to timely notice in writing to the Secretary of the Company. The notice must set forth all information about each proposed nominee as required under Regulation 14A of the Exchange Act. The notice must also set forth, as to the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination is made, their names and record addresses and the class and number of shares that they beneficially own.

         COMMITTEE MEMBERS. The committee members for each of the four standing committees are set forth below, with the Chairman listed first:


                                  COMPENSATION AND                                         NOMINATING AND GOVERNANCE
AUDIT                               ORGANIZATION                 EXECUTIVE                         COMMITTEE
-----                         ------------------------      --------------------           -------------------------

James J. O'Connor, Chairman   George D. Kennedy, Chairman   Frank W. Considine, Chairman   Frank W. Considine, Chairman
Homer J. Livingston, Jr.      Frank W. Considine            Edward A. Lapekas              George D. Kennedy
Jean Dominique Senard         Ronald J. Gidwitz             JeanPierre Rodier              James J. O'Connor
                              JeanPierre Rodier

      COMPENSATION AND ORGANIZATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

         The following are members of the Compensation and Organization
Committee: Mr. George Kennedy, who serves as Chairman of the Committee, is an independent, nonemployee director. Mr. Ronald Gidwitz is an independent, nonemployee director. Mr. Kennedy and Mr. Gidwitz are the sole members of the Grant Committee of the Compensation and Organization Committee, charged with the responsibility for approving all incentive compensation grants made to employees of the Company, including the Named Executive Officers. Mr. Frank Considine, the former Chairman and Chief Executive Officer of American National Can Company having retired in 1988, also serves on the Compensation and Organization Committee. The last member of the Compensation and Organization Committee is Jean-Pierre Rodier, the former Chairman and Chief Executive Officer of the Company prior to the initial public offering on July 28, 1999.

                               EXECUTIVE OFFICERS

         In addition to Mr. Lapekas, who is a Director, the following persons are the executive officers of the Company.

         CURTIS J. CLAWSON, 40. Mr. Clawson is President and Chief Operating Officer of the Company and has held that position since December 16, 1999. Prior to that, he held the position of Executive Vice President and President Beverage Cans Americas from July 1999 through December 1999. He joined the Company in June 1998 as Senior Vice President--Beverage Cans Americas. From March 1995 through January 1998, he was an employee of Allied Signal, Incorporated, following which he took a career break from January to June 1998. From March 1995 through March 1997, his position was President, Filters and Spark Plugs in the automotive aftermarket products industry, and from April 1997 through January 1998, his position was President, Laminates in the laminates and prepeg materials industry for printed circuit boards. Prior to his employment with Allied Signal, he was an employee of Arvin Industries, Incorporated, an automotive equipment manufacturer. He held the position of General Manager from January 1994 through February 1995, Vice President and Sales Manager/Plant Manager during 1992.

         DENNIS R. BANKOWSKI, 53. Mr. Bankowski is Executive Vice President--Administration and Chief Human Resources Officer. He joined American National Can Company in 1991 as Senior Vice President--Human Resources. In January 1997, he was named Senior Vice President--Corporate Services. Before joining the Company, Mr. Bankowski was employed by BP America, a subsidiary of British Petroleum, from 1981 through 1990 where he served in the positions of Director of Compensation, Director of Organizational Development and Vice President of Human Resources.

         ALLAN J. BOHNER, 46. Mr. Bohner is Senior Vice President--Beverage Cans Americas Manufacturing and Worldwide Engineering and has held that position since January 1998. His previous positions include Senior Vice President Engineering and Research and Development from April 1995 through December 1997, Vice President, Engineering for the Food Metal Division from July 1990 through March 1995, Director Engineering from April 1989 through June 1990 and, since February 1975, held other positions of increasing responsibility in the Engineering discipline.

         THOMAS J. BUCKLEY, 57. Mr. Buckley is Vice President--Tax. He joined American National Can Company in that position in August 1995. Immediately prior to his joining the Company, he was employed by Pechiney Corporation in the position of Vice President and Director--Tax.

         DENNIS M. BYRD, 44. Mr. Byrd is Vice President and Treasurer and has held that position since July 1997. Prior to that, he held the positions of Assistant Treasurer from January 1996 through June 1997, and Director of Finance from January 1994 through December 1995. He has also held positions with the Company as Manager of Finance, Pension Investment Administrator and Auditor.

         JOSEPH R. ESTERMAN, 55. Mr. Esterman has been Vice President--Investor Relations since he joined the company in October 1999. Prior thereto, he enjoyed a long career at Nalco Chemical Company as Vice President, Investor Relations. He also held positions in strategy and sales at Nalco Chemical Company.

         WILLIAM A. FRANCOIS, 57. Mr. Francois is Senior Vice President, General Counsel and Secretary and has held that position since July 1999. He joined the Company in April 1970 in the position of Attorney and has held several legal positions since then including Vice President, Deputy General Counsel and Secretary from January 1988 through June 1999, Vice President, Associate General Counsel and Secretary from January 1987 through December 1987 and Vice President, Legal and Secretary from April of 1982 through December 1987.

         LAWRENCE F. HAGENBUCH, 33. Mr. Hagenbuch is Vice President-Corporate Strategy and has held that position since joining the Company in December, 1999. Prior to joining the Company, he was employed by GE Capital, Vendor Financial Services as General Manager-Customer Support Center from February 1999 through December 1999. From September 1997 through January 1999 he was employed by General Electric Company, Transportation Systems as General Manager Africa, Europe and the Middle East, and from March 1996 until August 1997, he held the position of Manager Business Development. From August 1994 until February 1996 he was employed by Booz Allen as an associate in the Engineering Manufacturing Group.

         MICHAEL D. HERDMAN, 50. Mr. Herdman is Executive Vice President and President--Beverage Cans Europe and Asia. Since 1991, Mr. Herdman has held the position of Senior Vice President--Beverage Cans Europe for American National Can Company. In January 1997, he also assumed responsibility for the beverage can business in Asia. Since joining the Company in 1972, Mr. Herdman's prior positions have included Managing Director of Nacanco Ltd., Vice President of Business Development, Vice President and General Manager--Plastics, Managing Director--Iberica, and other sales and manufacturing management positions.

         CLIFFORD R. KLOTZ, 55. Mr. Klotz is Vice President--Environment and Government Affairs and has held that position since March 1, 1991, which through 1995 also included the responsibility for the general management of the Recycling Division. He joined American National Can Company in 1971 and since that time has also held the positions of Vice President and General Manager Recycling, Vice President of Sales--Closure Division, Manager Government Affairs, and Manager Environmental Programs.

         JOHN G. LABAHN, 41. Mr. LaBahn is Vice President, Controller and Chief Accounting Officer of the Company. He has held this position since July 1999. From February 1998 until June 1999 he held the position of Vice President and Controller. Prior to that he held the positions of Director of Risk Management from February 1996 and Vice President Shared Services from February 1992 through January 1996. He began his career with the Company in August 1987.

         ALAN H. SCHUMACHER, 53. Mr. Schumacher is Executive Vice President and Chief Financial Officer of the Company. He has held this position in the Company since July 1997. From January 1988 through June 1997, he held the positions of Vice President, Controller and Chief Accounting Officer. Positions held at the Company prior to 1988 include Assistant Corporate Controller, and Manager Corporate Accounting. Prior to joining the Company, Mr. Schumacher was employed in the audit function of Price Waterhouse and Company.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act, requires the Company's officers and directors, and persons who are holders of more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership on Forms 3, 4, and 5 with the Commission and the New York Stock Exchange, Inc., and to furnish the Company with copies of these forms. Based on its review of the copies of Forms 3, 4, and 5 submitted to the Company, the Company believes that all the officers, directors, and persons who hold more than ten percent of the Common Stock of the Company complied with all filing requirements imposed by Section 16(a) of the Exchange Act during 1999 except for Mr. Lapekas, who inadvertently failed to timely file with respect to the acquisition of 100 shares on the symbolic first trade in the Company's stock on the New York Stock Exchange in connection with the Initial Public Offering.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table shows information concerning the compensation paid for services rendered in all capacities to the Company and its subsidiaries for the fiscal year ended December 31, 1999, for all Named Executive Officers, based on their employment by the company or an affiliate of the Company at December 31, 1999. The compensation described in this table was paid by American National Can Company, or an affiliate of American National Can Company.

                           SUMMARY COMPENSATION TABLE

                                      ANNUAL COMPENSATION                      1999 LONG-TERM COMPENSATION PAYOUTS
                         ---------------------------------------------     ------------------------------------------
                                                                           RESTRICTED                     LONG-TERM
                                                          OTHER ANNUAL       STOCK           STOCK        INCENTIVE       ALL OTHER
       NAME AND                   SALARY        BONUS     COMPENSATION       AWARDS      OPTIONS/SARS    PLAN PAYOUTS   COMPENSATION
 PRINCIPAL POSITION      YEAR       ($)          ($)           ($)           ($)(1)          (3)(#)           ($)           ($)(4)
---------------------    ----     ------      --------    ------------     ----------    ------------    ------------   ------------
JeanPierre Rodier...     1999     $121,851    $      0     $        0      $        0                0/0   $        0    $        0
Chairman & Chief         1998      208,156           0              0               0                0/0            0             0
Executive Officer
(former)

Edward A. Lapekas...     1999      578,504     746,666              0       1,144,831     564,000/63,000            0        11,383
Chairman & Chief         1998      420,000     472,226              0               0          0/109,000            0        19,362
Executive Officer

Curtis J. Clawson...     1999      325,000     309,833          6,688         467,619     153,000/12,000       31,144         5,977
Executive Vice           1998      175,000     158,550          5,917         450,000(2)        0/58,000       30,438(2)      4,196
President &
President
Beverage Cans
America

Dennis R. Bankowski.     1999      322,000     306,973              0         628,609     153,000/36,000            0        10,744
Executive Vice           1998      310,000     227,385              0               0           0/58,000            0        10,415
President
Administration &
Chief Human
Resources Officer

Michael D. Herdman..     1999      311,000     241,513        171,319(5)      537,965     153,000/18,400            0        10,234
Executive Vice           1998      262,000     222,307        251,745               0           0/58,000            0         9,078
President & President
--Beverage Cans
Europe and Asia

Alan H. Schumacher..     1999      280,267     267,485              0         500,497     153,000/12,800            0        10,404
Executive Vice           1998      231,000     186,971              0               0           0/58,000            0         9,707
President & Chief
Financial Officer

---------------------------

(1) Amounts shown represent the value of future shares, the rights to which the Named Executive Officer received through the conversion of outstanding stock options or stock appreciation rights in the Company's former parent company, Pechiney, including those SARs included in footnote (3) below. None of the shares were exercisable at fiscal year end 1999. The number of shares to be received by the executives are: Mr. Lapekas--67,343, Mr. Clawson--27,507, Mr. Bankowski--36,977, Mr. Herdman--31,645 and Mr. Schumacher--29,441.

(2) As a condition of his hiring offer, Mr. Clawson was granted the right to receive 18,000 performance shares of Pechiney which could be earned over six years if annual business unit return on capital employed targets were achieved above the projected levels. In 1999 these Pechiney performance shares were converted to 30,197 Company performance shares having approximately the same value as the Pechiney performance shares at the time of the conversion. In connection therewith, Mr. Clawson was paid $31,144 for performance during 1999 and $30,438 for performance during 1998.

(3) Pechiney Stock Appreciation Rights granted under the Company's Long-Term Incentive Plan for 1998 and 1999. All stock appreciation rights were canceled on July 28, 1999 and converted to the right to receive shares of the Company stock under the American National Can Group, Inc. Stock Compensation Conversion Plan. The value of the future shares arising from the conversion is included in the table under the column labeled "Restricted Stock Awards" for 1999.

(4) The amounts shown include $8,075.53 contributed to each of the Named Executive Officers under the American National Can Company Capital Accumulation Plan for Salaried Employees, except Mr. Clawson who received $5,148.93. Also included are the following amounts representing imputed income from a company- sponsored group life insurance plan: Mr. Lapekas $3,307.50, Mr. Herdman $685.38, Mr. Schumacher $855.42, Mr. Bankowski $1,195.38, and Mr. Clawson $828.00. Also included for Messrs. Bankowski, Herdman and Schumacher is the amount of $1,472.75 representing the fair market value of shares of stock received under the Pechiney Employee Stock Purchase Plan.

(5) Amounts represent allowances paid to, and expenses paid on behalf of, Mr. Herdman in connection with his foreign assignment, including $98,892.00 that Mr. Herdman received as a cost of living and housing allowance and $35,528 that the Company paid on behalf of Mr. Herdman to cover his foreign income tax expenses.

GRANTS OF OPTIONS AND STOCK APPRECIATION RIGHTS

The following table provides information related to stock options granted to the Named Executive Officers during the fiscal year ended December 31, 1999.

                                                       OPTION GRANTS IN LAST FISCAL YEAR
                                                               INDIVIDUAL GRANTS
                          --------------------------------------------------------------------------------------------
                              NUMBER OF         % OF TOTAL
                             SECURITIES        OPTIONS/SARS
                             UNDERLYING         GRANTED TO
                            OPTIONS/SARS    EMPLOYEES IN FISCAL    EXERCISE OF BASE    MARKET PRICE AT     EXPIRATION
       NAME                GRANTED (#)(1)        YEAR (2)          PRICE ($/SHARE)     GRANT ($/SHARE)        DATE
    ---------             ---------------   -------------------    ----------------    ---------------     -----------
JeanPierre Rodier......              0/0                0/0                     --                  --             --

Edward A. Lapekas......   564,000/63,000          16.5/12.7         $17.00/18.1875      $17.00/18.1875       7/28/09/
                                                                                                              7/28/99

Curtis J. Clawson......   153,000/12,000            4.5/2.4          17.00/18.1875       17.00/18.1875       7/28/09/
                                                                                                              7/28/99

Dennis R. Bankowski....   153,000/36,000            4.5/7.3          17.00/18.1875       17.00/18.1875       7/28/09/
                                                                                                              7/28/99

Michael D. Herdman.....   153,000/18,400            4.5/3.7          17.00/18.1875       17.00/18.1875       7/28/09/
                                                                                                              7/28/99

Alan H. Schumacher.....   153,000/12,800            4.5/2.6          17.00/18.1875       17.00/18.1875       7/28/09/
                                                                                                              7/28/99

                               POTENTIAL REALIZABLE
                                 VALUE AT ASSUMED
                            ANNUAL RATES OF STOCK PRICE
                             APPRECIATION FOR SAR TERM
                                      ($)(3)
                           -----------------------------
       NAME                      5%             10%
    ---------              -------------   -------------
JeanPierre Rodier......              --               --

Edward A. Lapekas......    $6,029,842/0    $15,280,803/0


Curtis J. Clawson......     1,635,755/0      4,145,324/0


Dennis R. Bankowski....     1,635,755/0      4,145,324/0


Michael D. Herdman.....     1,635,755/0      4,145,324/0


Alan H. Schumacher.....     1,635,755/0      4,145,324/0

---------------------------

 (1) Stock options were granted to the Named Executive Officers on July 28, 1999, in conjunction with the Company's Initial Public Offering of stock and become exercisable over five years. Stock appreciation rights granted in February 1999 were tied to the Company's former parent company's stock, Pechiney American Depository Shares as traded on the New York Stock Exchange. All outstanding Pechiney stock appreciation rights, granted at any time prior to the Company's Initial Public Offering of stock on July 28, 1999, were subsequently canceled on July 28, 1999 and converted to the right to receive future shares of stock in the Company, under the Stock Compensation Conversion Plan described below.

(2) 3,422,200 options were granted to employees in 1999. 494,800 stock appreciation rights in Pechiney American Depositary Shares were granted to employees in 1999.

(3) The 5% and 10% rates of appreciation were set by the Commission and are not intended to forecast future appreciation, if any, of the Company's capital stock. There can be no assurance that the amounts reflected in these columns will be achieved or, if achieved, will exist at the time of any option exercise.

STOCK COMPENSATION CONVERSION PLAN

         Prior to the offering, the Company's executives participated annually in a long-term incentive plan. The plan granted them either options to purchase Pechiney capital stock traded on the Paris stock exchange or SARs which provided them with the opportunity to receive cash awards equal to the appreciation in Pechiney American Depositary Shares traded on the New York Stock Exchange, or both. At the time of the Initial Public Offering of stock, the Company converted the outstanding SARs granted since September 16, 1997 to the right to receive shares of its stock in the future.

Additionally, all employees holding outstanding Pechiney stock options were given the opportunity to exchange those options for the right to receive shares of the Company's stock in the future.

         The vesting schedule of these rights approximated those of the original SAR and option grants.

OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

         The following table sets forth information concerning option and SAR exercises with respect to Pechiney capital stock by the Named Executive Officers during the fiscal year ended December 31, 1999.

            AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

                                                                       NUMBER OF SECURITIES UNDERLYING VALUE OF UNEXERCISED IN-THE-
                                                                           UNEXERCISED OPTION/SARS AT    MONEY OPTION/SARS AT FISCAL
                                                                                FISCAL YEAR END                 YEAR-END($)
                                           SHARES ACQUIRED    VALUE     -------------------------------
NAME                            TYPE         ON EXERCISE    REALIZED($)   EXERCISABLE    UNEXERCISABLE    EXERCISABLE  UNEXERCISABLE
----                            ----       --------------   ----------  --------------  ---------------  ------------- -------------
JeanPierre Rodier (1)...                           0            $0             0                  0         $       0      $     0

Edward A. Lapekas.......  Options                  0             0             0            564,000                 0            0
                          SARS                     0             0             0                  0                 0            0
                          Future Shares (2)        0             0             0             63,000                 0      819,000

Curtis J. Clawson.......  Options                  0             0             0            153,000                 0            0
                          SARS                     0             0             0                  0                 0            0
                          Future Shares            0             0             0             12,000                 0      156,000

Dennis R. Bankowski.....  Options                  0             0             0            153,000                 0            0
                          SARS                     0             0             0                  0                 0            0
                          Future Shares            0             0             0             36,000                 0      468,000

Michael D. Herdman......  Options                  0             0         1,750(3)         153,000            68,499(4)         0
                          SARS                     0             0             0                  0                 0            0
                          Future Shares            0             0             0             18,400                 0      239,200

Alan H. Schumacher......  Options                  0             0             0            153,000                 0            0
                          SARS                     0             0             0                  0                 0            0
                          Future Shares            0             0             0             12,800                 0      166,400

---------------------------

(1) Mr. Rodier was not awarded any stock options or stock appreciation rights in respect of services performed as an executive officer of the Company.

(2) Future Shares refer to the right to receive shares of company stock granted under the Stock Compensation Conversion Plan described above.

(3) Mr. Herdman retained 1,750 Pechiney options previously granted under the 1996 Pechiney Stock Option Plan.

(4)  Stated in Euros.

         The closing price of the Company Common Stock on December 31, 1999, the last trading day prior to the Company's fiscal year end, was $13.00 per share on the New York Stock Exchange. The closing price of Pechiney capital stock on December 31, 1999, its last trading day prior to Pechiney's fiscal year end, was euro 70.95 per share on the Paris stock exchange.

                               RETIREMENT BENEFITS

          Most of the Company's salaried employees are participants in the tax-qualified American National Can Company Pension Plan for Salaried Employees. In addition, those salaried employees whose benefits under this plan would be limited by Section 401(a)(17) or 415 of the Code, or who had deferred compensation that was not taken into account under the plan, participate in a non-qualified, unfunded supplemental pension plan. Benefits under this plan are paid out of the general assets of the Company; however, the Company may elect to fund and secure all or a part of the supplemental pension plan through the use of a "Rabbi" Trust meeting the Code requirements. Upon a change of control the "Rabbi" Trust must be fully funded. All funding before and after a change of control is subject to the claims of the Company's creditors.

          When an executive retires at the normal retirement age of 65, the approximate annual retirement benefits payable under the Company's plans for the following earnings classifications and years of service are set forth in the table below. The benefits reflect a reduction to recognize, in part, the cost of Social Security benefits related to service for the Company. The plans also provide for the payment of benefits to an employee's surviving spouse.


                                               YEARS OF SERVICE
   --------------------------------------------------------------------------------------------------------------
   REMUNERATION         15 YEARS           20 YEARS           25 YEARS           30 YEARS             35 YEARS
   ------------        ----------         ----------         ----------         ----------          -------------
   $  250,000           $ 52,543           $ 70,057           $ 88,745           $107,495            $  126,245
      500,000            108,793            145,057            182,495            219,995               257,495
      750,000            165,043            220,057            276,245            332,495               388,745
    1,000,000            221,293            295,057            369,995            444,995               519,995
    1,250,000            266,293            370,057            463,745            557,495               651,245
    1,500,000            333,793            445,057            557,495            669,995               782,495
    1,750,000            390,043            520,057            651,245            782,495               913,745
    2,000,000            446,293            595,057            744,995            894,995             1,044,995

          Covered earnings for retirement benefit purposes include salary and annual bonus. The calculation of retirement benefits under the pension plans generally is based upon average covered earnings for the highest five consecutive years of service. The years of credited service as of December 31, 1999 for the Named Executive Officers are as follows: 3 years for Mr. Lapekas, 1 year for Mr. Clawson, 27 years for Mr. Herdman, 22 years for Mr. Schumacher and 9 years for Mr. Bankowski. By contractual agreement, Mr. Rodier does not participate in the Company's pension plans.

EMPLOYMENT CONTRACTS, TERMINATION AGREEMENTS AND CHANGE IN CONTROL ARRANGEMENTS

          EMPLOYMENT AND SEVERANCE ARRANGEMENTS WITH THE COMPANY, AS AMENDED. Edward Lapekas, Michael Herdman, Alan Schumacher, Dennis Bankowski and Curtis Clawson are each a party to an amended and restated executive employment agreement with the Company that provides that upon a termination of employment by the Company other than for "cause" or by the executive for "good reason" (in each case, as defined in the agreements) following a change of control, the executive will be entitled to receive the following payments and benefits for the continuation period specified for each executive: (1) base salary, (2) an annual incentive plan payment for the full and partial years during the continuation period at target level, (3) full vesting of all time-based equity incentive awards, (4) continued health and other welfare benefits until the executive is age 55 and service credit for eligibility towards retiree medical benefits, (5) transfer of the title to the executive's Company car, (6) outplacement services, (7) matching and profit sharing contributions under the Company's Capital Accumulation Plan, (8) continued life and long-term disability insurance and (9) an enhanced pension benefit, calculated as if the executive reached age 60 while employed by the Company and had the greater of (a) 30 years of credited service and (b) the executive's actual years of credited service including additional years equal to the continuation period. The continuation period for Mr. Lapekas is three years and for the other executives it is two years. The consummation of the transactions contemplated by the Merger Agreement will constitute a change of control for purposes of the executive agreements. The executive agreements contain non-competition, confidentiality and non-solicitation provisions that restrict the executives while employed and for specified periods thereafter. If any amounts payable to an executive under the executive agreement or otherwise would subject the executive to the excise tax under Section 4999 of the Code, the Company will make a payment to the executive such that after the payment of all income and excise taxes, the executive will be in the same after-tax position as if no excise tax had been imposed.

          In addition, Allan Bohner and William Francois are parties to executive agreements that provide for termination benefits substantially similar to the benefits described above for a two year continuation period, upon a termination of employment by the Company without cause or by the executive for good reason. Mr. Francois' agreement does not provide for annual incentive plan payments during the continuation period, but does provide for a pro-rata award at target level for the year of the date of termination and for the Company to continue to pay the premiums and other costs associated with split-dollar life insurance policies covering the executive.

          In connection with the transactions contemplated by the Merger Agreement, the executive agreements were amended to provide for additional annual incentive plan payments for the full and partial years during the continuation period at target level and for a pro-rata annual incentive award based on the maximum level for the period from January 1, 2000 through the effective time of the Merger, and that such payments shall be treated as includable compensation for purposes of all employee benefits provided by the Company that are affected by the compensation or earnings of the executive (consistent with his executive agreement, Mr. Francois will receive an additional pro-rata bonus only and the maximum level award will be in lieu of the target level award provided under his agreement prior to the amendment). The additional annual incentive payments are subject to the executive satisfying certain performance conditions relating to the Merger. The executive agreements, as amended, also provide for the payment of the executive's retention award under the retention program (as described below) upon the earlier to occur of the 30th day after the effective time of the Merger and the date that the executive is due to receive his first payment under the executive agreement; provided, however, that if the executive's employment is not terminated under circumstances entitling the executive to receive the severance payments described above, the executive will receive the retention award at the time the awards are otherwise payable as described below. In addition, the executive agreements with Messrs. Bohner and Francois were amended to provide for an excise tax gross-up that is the same as the provision described above for the other executives.

The following Compensation and Organization Committee Report on Executive Compensation and the historical Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K/A or any portion hereof into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, and shall not otherwise be deemed filed under such acts.

COMPENSATION AND ORGANIZATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

          The Compensation and Organization Committee of the Board of Directors oversees the administration of the executive compensation programs and determines the direct compensation of the executive officers of the Company.

          The Compensation and Organization Committee is composed of four directors: two former employees and two independent, nonemployee directors. In order to deduct as compensation expense any compensation paid to proxy named executives over $1,000,000 the Company's Compensation and Organization Committee has formed a sub-committee, the Grant Committee, comprised of two independent, non-employee directors. The Grant Committee is responsible for approving all incentive compensation grants, performance measures used in incentive plans and certifying that such performance measures were achieved prior to the payment of awards.

          The Compensation and Organization Committee also utilizes the services of outside consulting firms to advise and provide input in the course of its deliberations.

          The Company's Executive Compensation Philosophy

          The Company has embraced value management as a tool for aligning its strategic planning process, its budgeting process and its reward systems. In compensation the Company has a "pay for performance" philosophy. The Company's management compensation programs are designed to attract and retain leaders driven to high performance. Through the Company's incentive compensation programs the Company has aligned its managers' interests with those of its shareholders and have made superior shareholder value creation its primary goal.

          The overall objective of the Company's incentive compensation program is to align its managers' incentives with the long-term interests of its shareholders. To this end, both the Company's annual management incentive plan and the long-term incentive plans are directly tied to, and reward contributions and performance that create, value for its shareholders.

          The Company's compensation program for managers and executives contains these key components:

          - Annual compensation comprised of base salary and performance based annual incentives

          -  Value based long-term incentives

          Annual Compensation

          Base Salary. The Company believes that outstanding leadership can be found in industries outside of its own and have, in recent years, recruited leaders from other industries. As a result, the Company identifies its market for defining competitive compensation as companies of its relative size in durable and non-durable manufacturing and general industry segments, in addition to its competitors in the packaging industry. A manager's total annual compensation, including base salary and annual incentive awards, is targeted at the market value of salaries for executives in similar positions in these types of companies. The Company's salary increase process examines the employment, wage and inflation trends in the countries in which it operates and is established at the norm in those countries.

          Annual Incentive Plan. The Company's annual management incentive plan was redesigned in 2000 to link to shareholder value creation, to drive superior business performance in the short-term and to motivate managers to reach aggressive annual individual performance objectives. The awards for managers are heavily weighted on business performance and bonuses above market median can only be earned when the business achieves objectives established at the upper quartile of the Company's industry peer group.

          The business performance components in the Company's plan are EBITA (earnings before interest, taxes and amortization) and free cash flow. The annual targets are always established as improvements over its prior year and, when consolidated at the corporate level, are directly linked to the goals the Company has identified in its strategic plan. The Company goals drive value creation for its shareholders. The Company's plan is designed to reward at targeted incentive levels when the business performance goals are achieved. To earn rewards greater than targeted levels, a business must perform at levels reaching historical top quartile performance for the Company's packaging peer group.

          Long-Term Incentives

          Options. The Company has recruited strong performers at all levels and all salaried employees are eligible to receive stock options based on their performance and potential for success with the Company. Below the vice-president level, the determination of recipients of stock options is very selective and only a small percentage of employees participate.

          The Company's Chief Executive Officer, Executive Vice-Presidents and Senior Vice Presidents receive 30% of their long-term incentive opportunity in an annual option grant. At the Vice President level, 50% of the long-term incentive opportunity is delivered in annual stock options. The options are granted at fair market value and have a ten- year term.

          The option grant is awarded in advance, before actual performance can be measured, and will only gain value if the Company's stock price increases. The eventual value of this award is uncapped because it is tied directly to the share price of the Company stock, which has unlimited upside potential in the long run. The higher the Company's stock price rises, the more each option is worth. Since the value of the options are directly tied to the company's share price, they will be affected by the Company's business performance, market movements, interest rates, and industry sentiment.

          Performance Based Awards. The remaining portion of the long-term incentive opportunity for the Company's executives is delivered under a performance-based plan. Participants are awarded cash and restricted stock based on the Company's three-year total shareholder return relative to a packaging peer group ("RTSR"). Each year, the Company will compare its three-year RTSR performance to the three-year performance of the companies in the Company's packaging peer group.

          If the Company's RTSR performance is at or above the median of its peer group, the performance award will be paid above the targeted award. Performance in the bottom quartile of the Company's peer group will result in no award being paid.

          Awards based on this component will be paid in cash (50%) and in the Company restricted stock (50%) which is restricted from sale or transfer for two years following the issuance of the award.

          Performance greater than the median peer company will earn participants a performance award greater than 100% of target. Similarly, three-year RTSR performance below the median peer company will result in a payout below 100% of target. A three-year RTSR equal to the Company's top quartile goal will generate a payout of 200% of target. The top quartile goal is established at the end of each three-year period by adding the expected top quartile spread to the actual median three-year RTSR. The top quartile goal level will be peer median plus 5%. This represents the historic difference between the median and the top quartile performer in the packaging peer group.

          Performance above the top quartile goal could generate award payouts as high as 500% of the targeted level. Since the payout is linear, additional increases in RTSR corresponds to higher awards.

          Stock Ownership Programs

          Ownership Guidelines. To further align the financial interests of the Company's executives with those of its shareholders, the Company has implemented minimum share ownership guidelines, which require ownership of shares of the Company's common stock with a market value equal to the multiple of base salary indicated:

                                                                               MULTIPLE OF BASE
                                                                                    SALARY
                                                                               ----------------
Chief Executive Officer.....................................................           3
Chief Operating Officer, Executive Vice Presidents and Senior Vice
Presidents..................................................................           2
Vice Presidents.............................................................           1

          Only shares owned directly, including restricted shares, or through the Company's savings plan, but not shares subject to unexercised stock options, will be considered for determining whether an executive meets the ownership guidelines. The approximately 45 executives who are subject to the guidelines have a transition period of five years beginning on August 2, 1999 within which to meet the guidelines. Other executives who become subject to the guidelines after the offering date will also have a transition period of five years within which to meet the guidelines. Executives who fail to meet the minimum ownership requirements will be ineligible to participate in future long-term incentive awards.

          Determination of the Chief Executive Officer's Compensation

          The 1999 compensation for Mr. Edward Lapekas, Chairman of the Board and Chief Executive Officer, consisted of a base annual salary, an annual bonus, long-term incentive stock option and stock appreciation rights grants and employee benefits provided to salaried employees as a group, and perquisites that are usual and customary for the position.

          The Compensation and Organization Committee has determined the competitive range of compensation for Mr. Lapekas by utilizing survey data based upon a nationally recognized compensation survey, the Hewitt Total Compensation Measurement Database consisting of 108 manufacturing companies similar in size to the Company. In addition, the Company monitors the compensation levels reported in proxies for 17 U.S. public, industrial companies which includes its closest competitors. Considering this data and the financial performance of the Company, the Committee increased Mr. Lapekas's base annual compensation, effective July 28, 1999 to $650,000.

          Pursuant to the terms of the annual incentive plan, during 1999, Mr. Lapekas earned an annual bonus award of $746,666 or 200 percent of his target bonus opportunity. This payment, made in March 2000 reflects the bonus goals approved by the Company's former parent company, Pechiney and the Compensation Committee at the beginning of 1999. The bonus reflects the achievement of the Return on Capital Employed goals, utilized under the annual incentive plan for 1999 and subjectively measured personal goals as reviewed and approved by the Compensation and Organization Committee for the period.

          Mr. Lapekas's long-term incentive plan grant of 564,000 non-qualified stock options represents a three-year grant. He is not scheduled to receive long-term incentive grants during 2000 and 2001.

                                             Respectfully submitted,

                                             George D. Kennedy, Chairman
                                             Frank W. Considine
                                             Ronald J. Gidwitz
                                             Jean-Pierre Rodier

COMPENSATION AND ORGANIZATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS.

          For information on this topic, see "Board of Directors - Compensation and Organization Committee Interlocks and Insider Participations in Compensation Decisions" under Item 10.

COMPENSATION OF DIRECTORS

         For information on this topic, see "Board of Directors - Directors Compensation" under Item 10.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     OWNERSHIP OF COMMON STOCK BY THE PRINCIPAL STOCKHOLDERS AND MANAGEMENT

          The following table sets forth information as of March 29, 2000, with respect to the beneficial ownership of the Company's Common Stock by (i) each director of the Company, (ii) each of the Chief Executive Officer and the other four most highly compensated executive officers of the Company ("Named Executive Officers"), (iii) all directors and executive officers of the Company as a group, and (iv) each person who, to the best of the Company's knowledge, beneficially owns more than five percent of any class of the Company's voting securities. Except as otherwise indicated, persons listed below have sole voting and investment power with respect to all shares held by them, except to the extent such power may be shared with a spouse.

                                                                         COMMON STOCK
                                                                    BENEFICIALLY OWNED(2)(3)  PERCENT OF CLASS
                                                                    ------------------------  ----------------
DIRECTORS (1)

Christel Bories.......................................................       4,360                  0
Frank W. Considine....................................................       6,360                  0
Ronald J. Gidwitz.....................................................      14,635                  0
George D. Kennedy.....................................................      14,635                  0
Homer J. Livingston, Jr...............................................      10,633                  0
Roland H. Meyer, Jr...................................................       4,630                  0
James J. O'Connor.....................................................      14,635                  0
Alain Pasquier........................................................       4,630                  0
JeanDominique Senard..................................................       4,630                  0
James R. Thompson.....................................................      10,633                  0
Jack H. Turner........................................................       5,630                  0

NAMED EXECUTIVE OFFICERS

Edward A. Lapekas.....................................................      82,443                  0
Curtis J. Clawson.....................................................      73,572                  0
Dennis R. Bankowski...................................................      38,477                  0
Michael D. Herdman....................................................      43,645                  0
Alan H. Schumacher....................................................      36,197                  0
JeanPierre Rodier.....................................................       4,630                  0

DIRECTORS AND EXECUTIVE
---------------
OFFICERS AS A GROUP

(25 individuals, including those named above) (4).....................     451,786                  0

PRINCIPAL STOCKHOLDERS

Pechiney..............................................................  25,000,000             45.455%
7, place du Chancelier
Adenauer
75218 Paris Cedex 16,
France

Capital Research and..................................................   4,210,200                7.7%
Management Company (5)
333 S. Hope St.
Los Angeles, CA 90071

FMR Corp. (6).........................................................   2,903,400              5.278%
82 Devonshire St.
Boston, MA 02109


---------------------------

*    Less than one percent

(1)  Does not include directors who are Named Executive Officers.

(2) Includes 3,968 shares which each non-employee director of the Company has the right to acquire pursuant to stock options issued under the Company's Directors' Stock Plan and 662 deferred stock units payable to each nonemployee director upon their retirement or other termination from the Board. Non-employee directors who served on the Board of American National Can Company prior to the Initial Public Offering had accrued a retirement benefit which was converted at the time of the Initial Public Offering to deferred stock units receivable upon their retirement or other termination from the Board in the following amounts: Messrs. Gidwitz, Kennedy and O'Connor each received 10,005 deferred stock units and Messrs. Livingston and Thompson each received 6,003 deferred stock units.

(3) Includes the right to receive the following shares under the Company's Stock Compensation Conversion Plan in exchange for stock options and stock appreciation rights issued by the Company's former parent: Messrs. Lapekas, Clawson, Bankowski, Herdman, and Schumacher hold 67,343, 27,507, 36,977, 31,645, and 29,441 shares, respectively. Also includes 40,000 restricted shares granted to Mr. Clawson under the Company's Long-Term Stock Incentive Plan.

(4) Includes 1,000 and 3,000 shares held by the spouses of two executive officers. These officers specifically disclaim beneficial ownership of these shares.

(5) Based solely on information contained in a Schedule 13G filed with the Commission on February 10, 2000.

(6) Based solely on information contained in a Schedule 13G filed with the Commission on February 14, 2000, by FMR Corp. ("FMR"), Edward C. Johnson, III (Chairman and owner of 12% of the voting power of FMR), and Abigail P. Johnson (a director and owner of 24.5% of the voting power of FMR). Based on the Schedule 13G, FMR has sole voting power as to 186,200 shares of Common Stock, shared voting power as to no shares of Common Stock, sole investment power as to 2,903,400 shares of Common Stock and shared investment power as to no shares of Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             CERTAIN TRANSACTIONS BETWEEN DIRECTORS AND THE COMPANY

          The law firm of Winston & Strawn, of which Mr. Thompson is a partner and Chairman of the Executive Committee, was retained as special counsel to the Board in connection with the Initial Public Offering.

          Messrs. Alain Pasquier, Jean-Pierre Rodier, Jean-Dominque Senard and Mrs. Christel Bories are executive officers of Pechiney, a company which holds approximately 45.5% of the outstanding common stock of the Company.

TRANSACTIONS AND AGREEMENTS WITH PECHINEY

          ALUMINUM PURCHASES. The Company purchases a portion of its aluminum supplies from Pechiney Rhenalu, a subsidiary of Pechiney, on an arm's length basis and under normal market terms and conditions. The aluminum purchased represented approximately 15% of the Company's total aluminum purchases in 1999. In 1999, the approximate value of these purchases was $179 million.

          The Company also has an agreement with Pechiney World Trade, a subsidiary of Pechiney, under which Pechiney World Trade procures used aluminum beverage cans on the open market to satisfy a portion of the Company's aluminum can sheet supply. This is an arm's length agreement.

          BEER BOTTLE TECHNOLOGY OPTION AGREEMENT. The Company has entered into an agreement with Pechiney that may give the Company access to Pechiney's multilayer plastic beer bottle technology if the Company chooses to enter the market at any time before July 28, 2001. If, prior to that date, the Company gives notice to Pechiney, Pechiney may respond by requesting the Company to form a joint venture with it with respect to the development and production of multilayer plastic beer bottles. If the Company and Pechiney cannot agree on the terms of the joint venture, the agreement requires Pechiney to license its multilayer plastic beer bottle technology to the Company on market terms. As part of the Stockholders Agreement (the "Stockholders Agreement") entered into between Pechiney and Rexam in connection with the Merger Agreement, Rexam has agreed to cause the Company to enter into a termination agreement, in form and substance reasonably acceptable to Pechiney, terminating the Beer Bottle Technology Option Agreement, as soon as practicable after Rexam closes the Offer, but in no event later than five business days thereafter.

          ANC TECHNOLOGY OPTION AGREEMENT. The Company has entered into an agreement that gives Pechiney the option to obtain access from the Company, on market terms, to drawn and wall-ironed aluminum can forming technology for use in its non-beverage can operations.

          INDEMNITIES AND GUARANTIES. Pechiney Plastic Packaging, Inc. has agreed to indemnify (and Pechiney has agreed to guarantee these indemnity obligations) the Company in respect of the following matters:

          - POST-EMPLOYMENT BENEFITS OTHER THAN PENSIONS. Pechiney Plastic Packaging has agreed to assume post- employment benefit obligations other than pensions for plastic employees and a portion of other non-beverage can employees. Pechiney and Pechiney Plastic Packaging will indemnify the Company for any losses the Company may incur with respect to these obligations.

          - VISKASE LITIGATION. The Company is the defendant in patent infringement proceedings brought by Viskase Corporation. The proceedings relate to the plastic packaging business that the Company transferred to Pechiney Plastic Packaging in the reorganization preceding the Initial Public Offering. Pechiney Plastic Packaging has agreed to indemnify (and Pechiney has agreed to guarantee these indemnity obligations) the Company for any payments the Company may be required to make with respect to the proceedings.

          - EUROPEAN COMMISSION INVESTIGATION. In July 1999, staff of the Competition Directorate of the European Commission conducted interviews with staff and inspected documents, in each case on a voluntary basis, at the Company's European headquarters in the United Kingdom in connection with an investigation of the

           European beverage can market. Pechiney has agreed to reimburse the Company for any monetary sanctions that the European Commission may impose on the Company as a result of this investigation. In connection with the Stockholders Agreement, as soon as practicable after the closing of the Offer, Rexam has agreed to cause the Company to enter into a termination and release agreement terminating this indemnification obligation.

         - ENVIRONMENTAL. Under U.S. environmental laws and regulations, the Company is exposed to the risk of substantial costs and liabilities, including the cost of remediating pollution damage related to its current or past operations or facilities. These potential costs and liabilities extend to assets that have been sold and activities that have been discontinued.

           -- PLASTICS OPERATIONS. Pechiney Plastic Packaging has agreed to indemnify the Company against any losses the Company may incur with respect to environmental liabilities relating to identified and unidentified past and present plastics operations and facilities. This indemnity extends to assets that have been sold and activities that have been discontinued. Pechiney has not guaranteed and is not legally required to support this obligation.

           -- OTHER NON-BEVERAGE CAN OPERATIONS. For any unidentified liabilities relating to other non-beverage can operations, Pechiney has agreed to indemnify the Company in part against any losses the Company may incur. This partial indemnity is limited to 80% of any direct loss the Company suffers and is valid for ten years following the date of the Initial Public Offering. Each claim is subject to a $0.5 million deductible and the indemnity is limited to a maximum overall amount of $75 million. Pechiney's indemnity relates only to other non-beverage can operations that the Company has transferred, sold or shut down in the past. It does not include the plastics operations, which are covered by Pechiney Plastic Packaging's indemnity only. The Company may be exposed to contingent liability to the extent that the identified liabilities exceed the Company's reserve amounts, or any unidentified liabilities exceed the partial indemnity from Pechiney.

           SERVICES AGREEMENTS. Prior to the Initial Public Offering, Pechiney provided the Company with treasury and exchange rate services. After the Initial Public Offering, the Company has obtained these services from third party sources. The Company also shared a number of other services with the non-beverage can activities in Pechiney's U.S. packaging group. In connection with the reorganization prior to the Initial Public Offering, the Company entered into two agreements regarding these services:

         - For most of the corporate services that the Company shared with Pechiney's U.S. plastic packaging operations, the relevant service departments were divided between Pechiney Plastic Packaging and the Company. The payroll, retiree, related information technology, employee benefits design and administration, communications and certain legal services were transferred to Pechiney Plastic Packaging. The Company was able to purchase those services from Pechiney Plastic Packaging under a Shared Services Agreement. The agreement specifies that the services will be provided on an arm's length basis. The Shared Services Agreement has a term of five years and may be extended by written agreement. The Company has the right to cancel the services under the agreement, in part or in full, upon one, three or six months' notice, depending on the service. As soon as practicable after Rexam purchases Shares in the Offer, but in no event later than five business days thereafter, Rexam has also agreed to cause the Company to enter into an amendment, in form and substance reasonably acceptable to Pechiney, amending the term of the Shared Services Agreement, to expire 12 months following Rexam's closing of the Offer. Pechiney has waived any rights to receive a termination fee in connection with the termination of the Shared Services Agreement.

          The Company also entered into a Reciprocal Services Agreement with Pechiney Plastic Packaging under which the Company and Pechiney Plastic Packaging provide each other with other corporate services. The Reciprocal Corporate Services Agreement has a term of five years and may be extended by written agreement. Both parties have the right to cancel the services under the Reciprocal Services Agreement, in part or in full, upon 180 days' notice.

          The total amount of these services, as well as certain research and development services rendered prior to the Initial Public Offering, for 1999 was approximately $5.7 million.

          MASTER NETTING AND AMENDMENT AGREEMENT. Prior to the Initial Public Offering, Pechiney and several of its subsidiaries, which subsidiaries have since become subsidiaries of the Company, entered into a number of currency protection transactions with Pechiney under which Pechiney purchased foreign currencies, or sold foreign currencies, at specified rates in order to reduce its exposure to exchange rate fluctuations. The Master Netting and Amendment Agreement covers all foreign exchange transactions, interest rates and currency swaps, options, caps, collars, and floors, and any similar transactions which have been or may be entered into in the future between Pechiney and any of the Company's subsidiaries. If either Pechiney or one of the Company's subsidiaries defaults under a transaction, then the non-defaulting party is entitled to terminate all transactions outstanding between it and the defaulting party at that time, and net the aggregate termination amounts payable. If one of the Company's subsidiaries has to pay a net termination amount, the Company has unconditionally guaranteed that payment. If the Company defaults on this guarantee, then transactions with all of the Company's other subsidiaries will be terminated and Pechiney may set-off all net termination amounts payable to and from those subsidiaries. Likewise, if Pechiney has to pay a net termination amount to one of the Company's subsidiaries but fails to do so, then all transactions outstanding between Pechiney and that subsidiary at that time will be terminated, and the subsidiary may set-off all net termination amounts payable between it and Pechiney.

          REORGANIZATION AGREEMENTS. The reorganization of Pechiney's U.S. packaging group that led to the Initial Public Offering was effected by a number of agreements. These agreements provided for the transfer of the non- beverage can activities to Pechiney Plastic Packaging and the transfer of Pechiney Plastic Packaging to Pechiney. These agreements also set out various indemnities from Pechiney Plastic Packaging and Pechiney which are discussed above. Among the reorganization agreements are:

         - CONTRIBUTION, ASSIGNMENT AND ASSUMPTION AGREEMENT. The Company entered into a Contribution, Assignment and Assumption Agreement with Pechiney Plastic Packaging providing for the transfer of the plastic packaging operations to Pechiney Plastic Packaging in exchange for 100% of Pechiney Plastic Packaging's common stock. As a result of this agreement, the Company separated its plastic packaging operations into a distinct, wholly owned subsidiary, which was transferred to Pechiney.

         - STOCK PURCHASE AGREEMENT. The Company entered into a stock purchase agreement with Pechiney in which all of the Company shares of Pechiney Plastic Packaging common stock were sold to Pechiney in exchange for all of the shares of American National Can Company common stock held by Pechiney prior to the sale. The effect of the agreement was to complete the transfer of the plastic packaging operations to Pechiney and to make the Company's operating company a wholly owned subsidiary of Pechiney North America.

         - FEEP CONTRIBUTION AGREEMENT. A contribution agreement was entered into with Financiere Europeenne d'Emballages Pechiney, known as FEEP, in which FEEP agreed to transfer to American National Can Company all of its interest in three of its beverage can group companies:
           American National Can Company do Brasil, Nacanco Holding Europe and Nacanco Holding France. In exchange, the Company issued to FEEP 40,282,000 shares of the Company's common stock.

         - OTHER STOCK TRANSFER AGREEMENTS. Additional stock transfer agreements were entered into with Pechiney in which Pechiney transferred all of its interest in Pechiney North America and its international beverage can operations to the Company in exchange for the sum of $310 million. Pechiney had previously contributed this amount to the Company as a capital contribution.

         - REGISTRATION RIGHTS. The Company entered into a Registration Rights Agreement with Pechiney under which, if Pechiney wishes to sell more shares of the common stock of the Company owned by Pechiney, the Company, if requested by Pechiney, will register those shares.

          LOANS TO PECHINEY SUBSIDIARY. Pechiney Scheuch, an indirect subsidiary of Pechiney owed America National Can Holdings (Europe) BV, an indirect subsidiary of the Company, 10,618,000 Dms (approximately $5.4 million) as of December 31, 1999. The loan was taken out December 22, 1992 and will mature December 22, 20001 and bears interest at the rate of 7.75%. Also, Pechiney Scheuch owed American National Can Iberica, an indirect subsidiary of the Company, 3,982,000 DMs (approximately $2 million) as of December 31, 1999. The loan was taken out December 22, 1992 and will mature December 22, 2001 and bears interest at the rate of 7.75%.

                                PERFORMANCE GRAPH

         The following graph presents a comparison of the cumulative stockholder return on the Common Stock of the Company for the period beginning July 28, 1999 (the date on which the Company's Common Stock was first listed on the NYSE), and ending December 31, 1999, as measured against (i) the Standard & Poor's 500 Stock Index and (ii) the performance of peer issuers in the Company's industry.

         The returns shown assume that $100 was invested in the Company's Common Stock and in each of the two indices starting on July 28, 1999. The returns shown also assume that all dividends paid during the period shown were reinvested. Stockholders are cautioned against drawing any conclusions from the data contained therein, as past performance is no guarantee of future results.



                               [PERFORMANCE GRAPH]


                               JULY 28,     AUGUST       SEPTEMBER      OCTOBER      NOVEMBER      DECEMBER
                                 1999        1999          1999          1999          1999          1999
                               --------     ------       ---------      -------      --------      --------
AMERICAN NATIONAL CAN
GROUP, INC.                   $100.00       $96.32        $93.01       $  75.18      $  77.81      $  78.18
S & P 500                     $100.00       $99.51        $96.78       $ 102.90      $ 104.99      $ 111.18
PEER GROUP                    $100.00       $93.09        $84.53       $  88.27      $  81.51      $  85.78

---------------------------

NOTE: Peer group consists of AEP Industries Inc., Applied Extrusion
      Technologies, Inc., AptarGroup, Inc., Ball Corporation, Bemis Company, Inc., BWAY Corporation, Caraustar Industries, Inc., Crown Cork & Seal Company, Inc., Ivex Packaging Corporation, Owens-Illinois, Inc., Pactiv Corporation, Rock-Tenn Company, Sealed Air Corporation, Shorewood Packaging Corporation, Silgan Holdings Inc., Sonoco Products Company and U.S. Can Corporation.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      (1)      Financial Statements:

         See "Index to Consolidated Financial Statements" set forth in Item 8, "Financial Statements and Supplementary Data" of the Company's Form 10-K.

         (2)      Financial Statement Schedules:

         All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         (1)      Exhibits:

         See the Index to Exhibits which appears at the end of this document and which is incorporated by reference herein.

(b)      Reports on Form 8-K:

         The Company did not file any Current Reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to its report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               AMERICAN NATIONAL CAN GROUP, INC.


                                               By: /s/  Edward A. Lapekas
                                                  ------------------------------
                                                  Edward A. Lapekas
                                                  Chairman and Chief Executive
                                                  Officer

Date: April 28, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  Signature                                   Title                              Date
                  ---------                                   -----                              ----
/s/  Edward A. Lapekas                      Chairman and Chief Executive Officer            April 28, 2000
-------------------------------------       and Director
         Edward A. Lapekas


/s/  Alan H. Schumacher                     Executive Vice President and                    April 28, 2000
-------------------------------------       Chief Financial Officer
         Alan H. Schumacher

/s/  John G. LaBahn                         Vice President, Controller and                  April 28, 2000
-------------------------------------       Chief Accounting Officer
         John G. LaBahn




Frank W. Considine, Ronald J. Gidwitz,
George D. Kennedy, Homer J. Livingston, Jr.,
Roland H. Meyer, Jr., James J. O'Connor,
Alain Pasquier, Jean-Pierre Rodier,
Jean-Dominique Senard,
and James R. Thompson                       Directors

By: /s/  Edward A. Lapekas                                                                  April 28, 2000
   ---------------------------------
   Edward A. Lapekas
   Attorney-in-fact


                                INDEX TO EXHIBITS

         The following exhibits are filed as exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, or incorporated therein by reference. Exhibit Nos. 3.1.1, 4.2, 10.3, 10.33 through 10.40, 21, 23, 24 and 27 were filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Exhibit Nos. 10.41 through 10.45 are filed with the Company's Form 10K/A for the fiscal year ended December 31, 1999. Exhibits marked with an asterisk were filed as exhibits to the Company's Registration Statement on Form S-1, No. 333-76699 and are incorporated by this reference. Exhibit 10.3 was filed as Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended September 30, 1999 and is incorporated by this reference. Exhibit Nos. 10.46 through 10.54 were filed as Exhibit Nos. (e)(1) and (e)(3) through (e)(10), respectively, to the Company's Schedule 14d-9 which was filed on April 10, 2000 and are incorporated by this reference. References in the list of the exhibits to the "Company" refer to American National Can Group, Inc.

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

    10.3 Can Supply Agreement between the Company and CocaCola Enterprises Inc. (Confidential treatment of certain portions granted. Confidential material was separately filed with the Securities and Exchange Commission under an application for confidential treatment).

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

   +*10.16       American National Can Group 1999 Long-Term Incentive Plan.

   +*10.17       American National Can Group Annual Incentive Plan.

   +*10.18       American National Can Group Directors Stock Plan.

   +*10.19       American National Can Group Stock Compensation Conversion Plan.

    +10.20 Amended and Restated Executive Employment Agreement, dated May 28, 1999, between American National Can Company and Curtis Clawson.

   +*10.21 Employment Agreement, dated May 28, 1999, between American National Can Company and Edward A. Lapekas.

   +*10.22 Employment Agreement, dated May 28, 1999, between American National Can Company and Michael D. Herdman.

   +*10.23 Employment Agreement, dated May 28, 1999, between American National Can Company and Alan H. Schumacher.

   +*10.24 Employment Agreement, dated May 28, 1999, between American National Can Company and Dennis R. Bankowski.

    +10.25 Employment Agreement, dated January 15, 1996, between American National Can Company and Allan Bohner.

    +10.26 Employment Agreement, dated March 15, 1997, between American National Can Company and Thomas Buckley.

    *10.27       Translation of Pension Agreement.

    *10.28       Limited License of Pechiney name.

    *10.29       Netting Agreement.

    *10.30       Sublease to Pechiney Plastic Packaging, Inc.

    *10.31       Pension Benefits Agreement with Pechiney Plastic Packaging,
                 Inc.

    +10.32 Employment Agreement, dated February 18, 2000, between American National Can Company and William Francois.

     10.33 5-Year Revolving Credit Agreement, dated as of July 22, 1999, among the Company, certain of its subsidiaries, specified institutional lenders, The First National Bank of Chicago, as Administrative Agent, The Chase Manhattan Bank, as Syndication Bank, ABN AMRO Bank N.V., as Co-Documentation Agent and Arranger, Royal Bank of Canada as Co-Documentation

                 Agent and Arranger, Banque Nationale De Paris, as Arranger, Chase Securities Inc., as Lead Arranger and Joint Book Manager, and Bank One Capital Markets, Inc., as Lead Arranger and Joint Book Manager.

    10.34 364-Day Credit Agreement, dated as of July 22, 1999, by and among the Company, certain of its subsidiaries, specified institutional lenders and the other parties listed in Exhibit 10.32.

    10.35 5-Year Finance Facility Agreement, dated as of July 22, 1999, among ABN AMRO Bank N.V., as Agent and as a Lender, Windmill Funding Corporation and the Company.

    10.36 364-Day Finance Facility Agreement, dated as of July 22, 1999, among ABN AMRO Bank N.V., as Agent and as a Lender, Windmill Funding Corporation and the Company.

    10.37 Guaranty, dated as of July 22, 1999, by Pechiney North America, Inc. and American National Can Company with respect to the 5-Year Credit Agreement and the 364-Day Credit Agreement.

    10.38 Subordination Agreement, dated as of July 22, 1999, among the Company, Pechiney North America, Inc. and American National Can Company.

    10.39 Guaranty, dated as of July 22, 1999, by Pechiney North America, Inc. and American National Can Company with respect to the 5-Year Credit Facility Agreement and the 364- Day Credit Facility Agreement.

    10.40 Subordination Agreement, dated as of July 22, 1999, by and among the Company, Pechiney North America, Inc. and American National Can Company with respect to the 5-Year Credit Facility Agreement and the 364-Day Credit Facility Agreement.

   +10.41 First Amendment to Amended and Restated Executive Employment Agreement, dated as of March 15, 2000, between the Company, American National Can Company and Curtis Clawson.

   +10.42 First Amendment to Amended and Restated Employment Agreement, dated as of March 15, 2000, between the Company, American National Can Company and Edward A. Lapekas.

   +10.43 First Amendment to Amended and Restated Employment Agreement, dated as of March 15, 2000, between the Company, American National Can Company and Michael D. Herdman.

   +10.44 First Amendment to Amended and Restated Employment Agreement, dated as of March 15, 2000, between the Company, American National Can Company and Alan H. Schumacher.

   +10.45 First Amendment to Amended and Restated Employment Agreement, dated as of March 15, 2000, between the Company, American National Can Company and Dennis R. Bankowski.

    10.46 Agreement and Plan of Merger, dated as of March 31, 2000, among Rexam PLC, Rexam Acquisition Subsidiary Inc. and the Company.

    10.47 Confidentiality Agreement, dated as of March 10, 2000, between Rexam PLC and the Company.

   +10.48 First Amendment to Agreement, dated as of March 31, 2000, among American National Can Company, the Company and Allan Bohner.

    +10.49 Second Amendment to Amended and Restated Executive Employment Agreement, dated as of March 31, 2000, among American National Can Company, the Company and Curtis J. Clawson.

    +10.50 Second Amendment to Amended and Restated Executive Employment Agreement, dated as of March 31, 2000, among American National Can Company, the Company and Edward A. Lapekas.

    +10.51 Second Amendment to Amended and Restated Executive Employment Agreement, dated as of March 31, 2000, among American National Can Company, the Company and Dennis R. Bankowski.

    +10.52 Second Amendment to Amended and Restated Executive Employment Agreement, dated as of March 31, 2000, among American National Can Company, the Company and Michael D. Herdman.

    +10.53 Second Amendment to Amended and Restated Executive Employment Agreement, dated as of March 31, 2000, among American National Can Company, the Company and Alan A. Schumacher.

    +10.54 First Amendment to Agreement among American National Can Company, the Company and William A. Francois, dated as of March 31, 2000.

     21          Subsidiaries of the Registrants.

     23          Consent of PricewaterhouseCoopers LLP.

     24          Powers of Attorney for the following directors: Frank W.
                 Considine, Ronald J. Gidwitz, George D. Kennedy, Homer J. Livingtston, Jr., Roland H. Meyer, Jr., James J. O'Connor, Alain Pasquier, Jean-Pierre Rodier, Jean-Dominique Senard and James R. Thompson.

     27          Financial Data Schedule.


--------------------

+ Management contract or compensatory plan or arrangement.